Form 10QSB
period 1999-09-30
ACCORD ADVANCED TECHNOLOGIES INC
filed 1999-11-15
CIK 1072229

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-QSB

                                Quarterly Report
        Under Section 13 or 15(d) of the Securities Exchange Act of 1934


   For the Quarter Ended                            Commission File Number
     September 30, 1999                                   0-27187


                       ACCORD ADVANCED TECHNOLOGIES, INC.
                         (Name of Small Business Issuer)


         Nevada                                         88 - 0361127
 (State of Incorporation)                (I.R.S. Employer Identification Number)


                   5002 South Ash Avenue, Tempe, Arizona 85282
           (Address of Principal Executive Offices Including Zip Code)

                                 (480) 820 1400
                           (Issuers Telephone Number)


                         INVESTMENT BOOK PUBLISHERS, INC
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares outstanding of each of the issuer's classes of common equity, as of October 31, 1999: 39,548,638


Transitional Small Business Disclosure Format: Yes [ ] No [ ]

                       ACCORD ADVANCED TECHNOLOGIES, INC.

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements                                            1

          Consolidated Balance Sheet at September 30, 1999                    2

          Consolidated Statements of Operations for the three months
          and nine months ended September 30, 1999 and 1998                   3

          Consolidated Statements of Cash Flows for the nine months
          ended September 30, 1999 and 1998                                   4

     Item 2 - Management's Discussion and Analysis                            5

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings

     Item 2. Changes in Securities and Use of Proceeds

     Item 3. Default Upon Senior Securities

     Item 4. Submission of Matters to a Vote of Security Holders

     Item 5. Other Information

     Item 6. Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Statement of Information Furnished

     The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of September 30, 1999, and the results of operations for the three and nine months ended Sept 30, 1999 and 1998, and cash flows for the nine months ended September 30, 1999 and 1998. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1998 financial statements included in Form 10-SB.

     Certain information and footnote disclosure normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-SB.

ACCORD ADVANCED TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 1999 (UNAUDITED)
--------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
   Cash                                                               $  297,837
   Accounts receivable                                                   756,357
   Inventories                                                           676,304
   Prepaid expenses and other assets                                      20,519
   Income tax refund receivable                                            6,032
                                                                      ----------
      Total current assets                                             1,757,049
                                                                      ----------

PROPERTY, MACHINERY AND EQUIPMENT, net                                 1,975,644
DEFERRED INCOME TAXES                                                     80,000
OTHER ASSETS                                                              60,372
                                                                      ----------

TOTAL ASSETS                                                          $3,873,065
                                                                      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
   Accounts payable                                                   $  310,704
   Accrued liabilities                                                   293,615
   Accrued warranty and installation expense                             261,767
   Income taxes payable                                                   69,790
   Customer deposits                                                     681,565
   Note payable - current portion                                        245,803
                                                                      ----------
      Total current liabilites                                         1,863,244
                                                                      ----------

NOTE PAYABLE - long-term portion                                       1,009,007
DEFERRED INCOME TAXES                                                         --
                                                                      ----------
      Total liabilities                                                2,872,251
                                                                      ----------
STOCKHOLDERS' EQUITY:
   Preferred stock, $.0001 par value, 3,000,000 shares
     authorized, none issued
   Common stock, $.0001 par value, 47,000,000 share
     authorized, 39,548,638, issued and outstanding                        3,955
   Paid in capital                                                       963,390
   Retained earnings                                                      33,469
                                                                      ----------
      Total stockholders' equity                                       1,000,814
                                                                      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $3,873,065

ACCORD ADVANCED TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                          Three Months Ended   Nine Months Ended
                                             September 30,       September 30,
                                                 1999                1999
                                              -----------         -----------

SALES                                        $  2,723,454        $  5,775,986
COST OF SALES                                   2,141,484           4,034,800
                                              -----------         -----------
     Gross profit                                 581,970           1,741,186
                                              -----------         -----------
OTHER (INCOME) AND EXPENSES
  General and administrative expense              273,649             802,272
  Selling and marketing expense                    95,231             292,198
  Interest expense                                 26,152              74,508
  Other (income) expense                              479               6,564
                                              -----------         -----------
  Total other expense                             395,511           1,175,542
                                              -----------         -----------
 INCOME (LOSS) BEFORE INCOME TAXES
     AND EXTRAORDINARY ITEM                       186,459             565,644

INCOME TAX BENEFIT (PROVISION)                    (74,490)           (107,085)
                                              -----------         -----------

NET (LOSS) INCOME BEFORE EXTRAORDINARY ITEM       111,969             458,559

EXTRAORDINARY ITEM - DEBT FORGIVENESS INCOME
 (net of income taxes of $423,000 )                    --             635,134
                                              -----------         -----------

NET INCOME (LOSS)                             $   111,969        $  1,093,693
                                              ===========         ===========
NET (LOSS) INCOME PER COMMON SHARE
  Basic:
    Before extraordinary item                 $         *         $      0.01
    Extraordinary item                        $        --         $      0.02
                                              -----------         -----------
       Total                                  $         *         $      0.03
                                              ===========         ===========
  Diluted:
    Before extraordinary item                 $         *         $      0.01
    Extraordinary item                        $        --         $      0.02
                                              -----------         -----------
       Total                                  $         *         $      0.03
                                              ===========         ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  Basic                                        39,548,638          39,548,638
                                              ===========         ===========
  Diluted                                      39,600,592          39,600,592
                                              ===========         ===========
* less than $0.01

ACCORD ADVANCED TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------
                                                                        1999
                                                                    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                        $ 1,093,693
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                         38,673
    Deferred income taxes                                               460,245
    Forgiveness of long-term debt                                    (1,058,134)
    Changes in assets and liabilities:
      Accounts receivable                                              (750,010)
      Inventory                                                         380,428
      Other current assets                                              (22,573)
      Accounts payable                                                 (328,437)
      Accrued liabilities                                               205,955
      Income taxes payable                                               69,790
      Accrued warranty and installation expense                         261,767
      Customer deposits                                                 (96,037)
                                                                    -----------
          Net cash provided by operating activities                     255,360
                                                                    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, machinery and equipment                         (16,015)
                                                                    -----------
          Net cash (used in) provided by investing activities           (16,015)
                                                                    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on long-term debt                                          965,000
  Principal payments on capital lease obligations                      (995,000)
  Principal payments on long-term debt                                  (68,586)
                                                                    -----------
          Net cash (used in) provided by financing activities           (98,586)
                                                                    -----------

INCREASE IN CASH                                                        140,759

CASH, BEGINNING OF PERIOD                                               157,078
                                                                    -----------
CASH, END OF PERIOD                                                 $   297,837
                                                                    ===========

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company was not filing quarterly information with the Securities and Exchange Commission in the year ended December 31, 1998. Consequently, the Company was not in the practice of closing its accounting records on a quarterly basis prior to 1999.

     Therefore, the results of operations for the comparative periods in 1998 are not presented.

     Sales for the three months ended September 30, 1999, were $2,723,454 representing approximately 47% of the revenue for nine months ended September 30, 1999. The Company shipped a single large order for approximately $2,000,000 in the three months ended September 30, 1999.

     The gross profit margin for the three months ended September 30, 1999 decreased to 21% compared to 30% for the nine months ended September 30, 1999. The gross margin variance is due to the price of the equipment purchased for the large order being higher. The cost of the basic tool is largest cost component of cost of sales and the purchase price can vary depending on availability.

     The Company obtained new financing that allowed it to purchase certain assets it held under capital leases. The Company entered into agreements with the lessors that resulted in debt pay-off less than the outstanding principal and accrued interest on the capital leases. The Company recognized an extraordinary gain of $635,134 after income taxes as a result of these transactions.

     The Company had a net income tax provision of $74,490 and $530,085 for the three and nine months ended September 30, 1999 respectively. The Company had net operating loss carry forwards recorded as net deferred income tax assets that are utilized. In addition, the valuation allowance of $134,000 that was recorded at December 31, 1998 was eliminated resulting in a deferred income tax benefit for the same amount.

     The Company's operations can be affected by trends in the semiconductor manufacturing industry.

LIQUIDITY AND CAPITAL RESOURCES

     The Company historically has had a working capital deficiency. The Company had a net working capital deficit of $106,000 at September 30, 1999 as compared to a deficiency of $248,000 at December 31, 1998. The Company has attempted to obtain cash deposits from customers at the time purchase orders are submitted to assist in much of the up front costs that are incurred in completing customer orders. The largest component of cost of sales is the cost of acquiring the primary tool or machine. The Company has borrowed funds from certain purchase order lenders. The Company believes that at its current operating levels it can continue to require customer deposits and that it has several sources to obtain financing upon obtaining a customer purchase order.

     The Company has not experienced material losses on receivables from its customers. Its customers generally are large companies with significant resources. The Company requires final payment upon delivery, installation and completion of testing.

     The Company had net cash generated from operating activities of $255,360 for the nine months ended September 30, 1999. Cash balances are dependent upon the timing of purchase requirements for the primary equipment needed to fill customer orders. The Company typically does not inventory large tools until customer orders are received. The Company has attempted to become more current with its trade vendors during the nine months ended September 30, 1999, resulting in a decrease in trade accounts payable of $328,437 for that period.

     The Company does not believe that significant capital expenditures will be required in order maintain its growth projections.

     The Company is a defendant in a claim filed by one of its shareholders. See
Part II, Item 1. Legal Proceedings. The effect of the ultimate resolution of this claim on liquidity and operations cannot yet be determined.

     The Company is attempting to raise additional debt or equity capital to allow it to expand the current level of operations. The Company refinanced and restructured capital leases in the nine months ended September 30, 1999. The new financing is for $1,000,000 payable over a ten year term.

     The Company may require additional capital to continue a trend of greater volume, which would require higher levels of inventory, accounts receivable and higher operating expenses for marketing. There can be no assurances that the Company will be successful in obtaining such capital.

YEAR 2000

     The Company is currently updating its computer hardware and software. The Company does not believe that it will encounter significant internal year 2000 problems. The cost of the new hardware and software is expected to be approximately $75,000.

     The Company does not anticipate difficulties with customers or vendors relative to the year 2000 issue. The Company's relationship with its customers and vendors is such that it is not materially dependent upon their information technology systems.

     The Company discloses to its customers that the equipment it sells has not been analyzed for year 2000 issues and that any year 2000 issues are matters that should be addressed with the original equipment manufacturer.

FORWARD LOOKING INFORMATION

     The issuer has and will continue to market all the prospective customers in North America rather than relying on only those customers with whom it has historically done business. The Company plans to increase its sales and marketing presence through the use of its web site, more advertising and adding more sales and technical personnel. The Company will also continue the development of its patents.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company believes that the results of its operations in any quarterly period may be impacted by factors such as delays in completion and the shipment of products, difficulty in acquiring critical product components of acceptable quality and in the required quantity, increased competition, the effect of marketing efforts, growth rates in the Company's markets and adverse changes in economic conditions. The Company's volume may be affected by changes in conditions in the semiconductor industry.

                 "CAUTION REGARDING FORWARD LOOKING STATEMENTS"

     CERTAIN STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT RELATED TO HISTORICAL RESULTS, INCLUDING, WITHOUT LIMITATIONS, STATEMENTS REGARDING THE COMPANY'S BUSINESS STRATEGY AND OBJECTIVES AND FUTURE FINANCIAL POSITION, ARE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT AND INVOLVE RISKS AND UNCERTANTIES. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS ON WHICH THESE FORWARD LOOKING STATEMENTS ARE BASED ARE REASONABLE, THERE CAN BE NO ASSURANCE THAT SUCH ASSUMPTIONS WILL PROVE TO BE ACCURATE AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM HTOSE DISCUSSED IN THE FORWARD LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE BUT ARE NOT LIMITED TO,THOSE SET FORTH IN THE PRECEDING PARAGRAPH, AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS REPORT. ALL FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT ARE QUALIFIED IN THEIR ENTIRETY BY THIS CAUTIONARY STATEMENT.

                            PART II OTHER INFORMATION

GENERAL INFORMATION

     ACCORD ADVANCED TECHNOLOGIES, INC. (AVTI) is in the business of providing refurbishing services and engineering consulting to semiconductor manufacturers.

     ACCORD SEMICONDUCTOR EQUIPMENT GROUP, INC., the wholly owned subsidiary of Accord Advanced Technologies, Inc. was formed in 1993 under the name Integrated Semiconductor Service. It is the only operating company of Accord Advanced Technologies, Inc. This company recognized an opportunity for full-service re-manufacturing and support of advanced semiconductor manufacturing systems and components.

     Accord Semiconductor Equipment Group, Inc (SEG) specializes in re-manufacturing and modifying multi-chamber systems for chemical vapor deposition (CVD), physical vapor deposition (PVD) and Etch processes. These precision systems are responsible for transforming individual silicon wafers into integrated-circuit (IC) products such as computer chips. Refurbishing provides Accord SEG's customers an equally high quality alternative to new OEM equipment and enables the customer to immediately produce its IC products at a reduced cost due to lower manufacturing equipment costs. The company also provides system decommissioning, commissioning, after-sales service and supplies parts and process technology as needed by the customer Accord SEG is unique among equipment re-manufacturers because of its ability to custom-engineer modifications to customers' systems. The company primarily re-manufactures the equipment of Applied Materials, the largest original equipment manufacturer
(OEM) of semiconductor manufacturing equipment in the world. The market serviced by the company consists of all facilities in North America (approximately 378) manufacturing integrated circuits. The issuer has an internal marketing and sales force as well as a highly skilled technical staff. It also has very experienced outside sales representatives. The company utilizes trade shows, trade journal advertising and its web site along with its technical, marketing and sales force to distribute and market its services.

     The Company's acquisition of Accord Semiconductor Equipment Group, Inc. ("Accord SEG") was effected through the exchange of common stock that resulted in 100% of the common stock of Accord SEG being held by the Company and the shareholders of Accord SEG owning approximately 95% of the Company.

     The issuer does not purchase raw material. It purchases parts and used machinery from numerous sources.

     Accord SEG has completed work for such well-known companies as American Microsystems, Honeywell, Rockwell International, Integrated Solutions, Motorola, Intel, MRC (Sony), California Micro Devices, Eastman Kodak, National Semiconductor, Siemens Semiconductor Group, Lockheed, IDT and Texas Instruments. In that there are numerous other prospective customers, the issuer feels that it has been dependent on a few customers and is changing that dependency.

PATENTS

     The issuers operating subsidiary has received two patents and are awaiting a third.

     The first patent was issued on April 28, 1998 (US Patent #5,744,400) for an ion beam process that has advantages over the existing Chemical Mechanical Planarization.

     Traditional Chemical/Mechanical Planarization employs a combination of mechanical pressure, abrasive slurry and chemical etchant to grind flat the thin film layers of an IC. There is potential for damage to the IC if the layers are ground too thin or if any residue from the CMP process remains. Accord's planarization process yields greater consistency at a lower cost than does CMP. The Company expects to complete a prototype incorporating its new technology during 1999 or early 2000. The process is dry, slurry-free, environmentally safe, adaptable to standard cluster deposition/etch tools and is cost effective with rapid planarization rates.

CVD WAFER HANDLING SYSTEM

     Every semiconductor processing system uses spare parts that are affected by the gases and other materials within a process chamber. These "consumable parts" must be replaced regularly; creating a potentially lucrative market to those companies that can design and manufacture replacement parts. All Chemical Vapor Deposition chambers in a multi-chamber processing tool use a handling system to support and heat the wafer inside the chamber. Through a combination of thermal stress and exposure to corrosive gases over time, these wafer handlers fail during production and need to be replaced. The issuer's subsidiary has developed and on September 1, 1998 received a patent on a wafer-handling system, or susceptor (US Patent # 5,800,623). It incorporates distinctive metallurgy to offer greater reliability and longer durability at a significantly reduced cost.

ENVIROCLEAN' CHAMBER KIT

     The company through its subsidiary has a patent-pending (docket # 08/730849) product known as EnviroClean(TM) chamber upgrade kit. This product offers a solution to concerns about greenhouse gas production in the semiconductor industry. Greenhouse gases are believed to have a detrimental effect on the earth's atmosphere through global warming. Semiconductor manufacturing is currently responsible for producing a significant volume of these gases each year. Consequently, pending legislation to curtail the production of greenhouse gases will likely require semiconductor manufacturers in the near future to install relatively expensive abatement systems that meet strict emission specifications.

     The company's EnviroClean kit enables semiconductor manufacturers to retool existing multi-chamber equipment less expensively. Its technology replaces harmful greenhouse gases with relatively benign process-gas. The issuer may need local government approval for the use of certain gases used in the testing of the equipment re-manufactured on its premises. To date, the company has all the approvals necessary.

     The issuer is unaware of any effect existing governmental regulations has on its business. The issuer is also unaware of any probable regulation. THE ISSUER HAS NOT EXPENDED ANY FUNDS FOR RESEARCH AND DEVELOPMENT DURING THE PAST TWO YEARS.

     The company complies with all environmental laws. The costs to meet these requirements were expended when the private company moved into its present rented facility in 1994. There has been no need for further expenditures since that time.

     The issuer has fifteen (15) full time employees; three (3) contracted employees and two (2) independent sales representative groups.

ITEM 1. LEGAL PROCEEDINGS

     On October 20, 1999 the registrant was served with a complaint issued through the U S District Court Southern District of New York wherein the plaintiff GEM Management et al, allege that the registrant is; (1) indebted to them in the amount of $372,048.65 for breach of contract in that it did not deposit adequate shares in an escrow account; (2) for breach of contract in that the registrant's stock had been de-listed from trading on the OTC BB; and (3) unjust enrichment in the amount above claimed.

     Management is actively taking all necessary steps to resolve these issues which it feels are basically unfounded.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

            Exhibit
            Number            Description

            (2)   Agreement for Exchange of Stock and Plan of Reorganization

            (3)
                  (i)   Articles of Incorporation with Amendments
                  (ii)  By-Laws

            (4)
                  (ii)  Long term loan Union Bank (SBA)

            (10)  Material Contracts

                  (i) Subscription Agreements for the Sale of Stock Contract Between Two Directors and the Issuer Lease on premises of issuer
                        Convertible Debenture Purchase Agreement
                        Convertible Debenture
                        Escrow Agreement
                        Warrant to Purchase Common Stock

            (11)  Computation per share earnings in financial statements

            (21)  Subsidiary

                  Accord SEG, Incorporated in Arizona

            (27)  Financial Data Schedule

     (b)  Reports of Form 8-K

          The Company filed a Current Report on Form 8-K on September 3, 1999.

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Accord Advanced Technologies, Inc.

November 11, 1999                By: /s/ Travis Wilson
                                    -------------------------------------
                                    Travis Wilson, Director and President


                                 By: /s/ Carl P. Ranno
                                    -------------------------------------
                                    Carl P. Ranno, Director and Sec/Treas.