Form 10KSB
period 1999-12-31
ACCORD ADVANCED TECHNOLOGIES INC
filed 2000-03-31
CIK 1072229

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB
                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999


                       ACCORD ADVANCED TECHNOLOGIES, INC.
               (Formally known as Investment Book Publishers, Inc)
                       (Name of Small Business Registrant)

                                     0-27187
                             ----------------------
                             Commission File Number

       NEVADA                                             88-0361127
------------------------                ---------------------------------------
(State of Incorporation)                (I.R.S. Employer Identification Number.)


                   5002 South Ash Avenue, Tempe, Arizona 85282
            --------------------------------------------------------
          (Address of Principal Executive Offices Including Zip Code)

                                 (480) 820 1400
                         (Registrants Telephone Number)

        Securities registered pursuant to Section 12(b) of the Act: NONE

       Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock $.0001 par value
                                (Title of Class)

     Check whether the registrant (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES [X] NO [ ]

     Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The   registrant's   revenues   for  its  most  recent   fiscal  year  were
$5,917,470.00

         Number of shares outstanding of each of the registrant's classes of common equity, (par value $.0001) as of March 1, 2000 is 39,568,638. The closing price of the shares on March 1, 2000 was $.687. The market value of the Common Shares held by non-affiliates was $7,848,039.

          Transitional Small Business Disclosure Format: ( ) Yes (X) No

         The following documents are herein incorporated by reference: (1) Form 10SB12G filed on August 30, 1999 (file No. 000-27187), is incorporated in Part III 13(a); (2) An 8-K filed on September 3, 1999 disclosing the fact that the registrant was deleted from trading on the OTC BB. An 8-K filed on November 4, 1999 disclosing the fact that the registrant was approved for trading on the OTC BB. A 10QSB filed on November 15, 1999 containing the financial information for the third quarter ending September 1999 as well as a legal proceeding instituted against the registrant by GEM Management et al alleging a breach of contract and damages. The information found in this paragraph (2) is incorporated in Part III 13(b)

                       ACCORD ADVANCED TECHNOLOGIES, INC.

                                      INDEX

                                                                            Page
                                                                            ----
PART I

     ITEM 1. DESCRIPTION OF BUSINESS .....................................   1
              BUSINESS DEVELOPMENT .......................................   1
              BUSINESS ...................................................   1
              PATENTS ....................................................   2

     ITEM 2. DESCRIPTION OF PROPERTY .....................................   4
     ITEM 3. LEGAL PROCEEDINGS ...........................................   4
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .........   4

PART II

     ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS .........................................   5
     ITEM 6. MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION ...............   5
     ITEM 7. FINANCIAL STATEMENTS ........................................   9
     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL MATTERS ............................   9

PART III

     ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ...........  10
     ITEM 10 EXECUTIVE COMPENSATION ......................................  13
     ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT ..................................................  13
     ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..............  13
     ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K ............................  15

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

         The company originally known as Investment Book Publishers, Inc., was incorporated in Nevada on May 22, 1996. On August 1997, Investment Book
Publishers, Inc. exchanged shares with Accord Semiconductor Equipment Group, Inc. whereby Accord Semiconductor Equipment Group, Inc. became a wholly owned subsidiary. Effective November 18, 1997, Investment Book Publishers changed its name to Accord Advanced Technologies, Inc. The company trades over the counter on the Electronic Bulletin Board under the symbol "AVTI."

         There have been no bankruptcy, receivership or similar proceeding in the company's history.

BUSINESS

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

         The market serviced by the company consists of all facilities in North America (approximately 378) manufacturing integrated circuits. The registrant has an internal marketing and sales force as well as a highly skilled technical staff. It also has very experienced outside sales representatives. The company utilizes trade shows, trade journal advertising and its web site along with its technical, marketing and sales force to distribute and market its services. The market size as identified by the registrant is approximately $250,000,000.00.

         The registrant believes it is either the only public company, or one of very few, that concentrates solely on re-manufacturing semiconductor equipment. Applied Materials, the OEM, has the ability to refurbish but at this time does not sell custom upgrades which is the growth area of the registrant. GE Capital has recently built a refurbishing facility. In the past GE has out sourced its refurbishing work and it is not clear what type of equipment it will refurbish in their new facility. Comdisco is a leasing company as is GE Capital. It leases the equipment and sometimes has it refurbished when it comes off lease, usually through the utilization of outside sources. B.E.S.T. is a privately held company that refurbishes equipment, which is a generation older than those the registrant handles. It is not a serious competitor in the future of the registrant.

         The registrant is much smaller than GE and Comdisco, which places the registrant in a distant third position on this type of equipment. The registrant has the ability to remanufacture and deliver equipment in one-third the time it takes an OEM to manufacture and deliver a new machine. The registrant also has the same warranty and service as the OEM and its price is some 20% lower.

         The registrant does not purchase raw material. It purchases parts and used machinery from numerous sources.

         Accord SEG has completed work for such well-known companies as American Microsystems, Honeywell, Rockwell International, Integrated Solutions, Motorola, Intel, MRC (Sony), California Micro Devices, Eastman Kodak, National Semiconductor, Siemens Semiconductor Group, Lockheed, IDT and Texas Instruments. In that there are numerous other prospective customers, the registrant feels that it has been dependent on a few customers and is changing that dependency.

PATENTS

         The registrants operating subsidiary has received two patents and are awaiting a third.

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

CVD WAFER HANDLING SYSTEM

         Every semiconductor processing system uses spare parts that are affected by the gases and other materials within a process chamber. These "consumable parts" must be replaced regularly; creating a potentially lucrative market to those companies that can design and manufacture replacement parts. All Chemical Vapor Deposition chambers in a multi-chamber processing tool use a handling system to support and heat the wafer inside the chamber. Through a combination of thermal stress and exposure to corrosive gases over time, these wafer handlers fail during production and need to be replaced. The registrant's subsidiary has developed and on September 1, 1998 received a patent on a wafer-handling system, or susceptor (US Patent # 5,800,623). It incorporates distinctive metallurgy to offer greater reliability and longer durability at a significantly reduced cost.

ENVIROCLEAN CHAMBER KIT

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

         The company's EnviroClean kit enables semiconductor manufacturers to retool existing multi-chamber equipment less expensively. Its technology replaces harmful greenhouse gases with relatively benign process-gas. The registrant may need local government approval for the use of certain gases used in the testing of the equipment re-manufactured on its premises. To date, the company has all the approvals necessary.

         The registrant is unaware of any effect existing governmental regulations has on its business. The registrant is also unaware of any probable regulation. The registrant has not expended any funds for Research and Development during the past two years.

         The company complies with all environmental laws. The costs to meet these requirements were expended when the private company moved into its present rented facility in 1994. There has been no need for further expenditures since that time.

         The registrant has eighteen (18) full time employees; three (3) contracted employees and two (2) independent sales representative groups.

         The registrant has an Internet site (http://www.accord-seg.com) and address (aseg@accord-seg.com).

ITEM 2. DESCRIPTION OF PROPERTY

         The issuer currently leases a 14,000 square foot building at 5002 S Ash Ave Tempe, Arizona 85282. The monthly triple net rent is $11,135. The company has just recently renewed the lease for an additional five-year period. The company owns no real property and has no plans to acquire real property.

ITEM 3. LEGAL PROCEEDINGS

         On October 20, 1999 the registrant was served with a complaint issued through the U S District Court Southern District of New York wherein the plaintiff GEM Management et al, allege that the registrant is; (1) indebted to them in the amount of $372,048.65 for breach of contract in that it did not deposit adequate shares in an escrow account; (2) for breach of contract in that the registrant's stock had been de-listed from trading on the OTC BB; and (3) unjust enrichment in the amount above claimed. The registrant has filed a denial and a counter claim against the Plaintiffs alleging that the Plaintiffs have breached the representations found in the contract and is requesting damages in the amount of $1,000,000.

         Management is actively taking all necessary steps to resolve these issues which it feels are basically unfounded.


ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters have been submitted to a vote of security holders.

                                     PART II


ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) Market information. The company's common equity is traded on the Over the Counter Market (OTC BB).

         The high and low sales prices for each quarter are as follows:

            Quarter              High            Low            Close
            -------              ----            ---            -----

            12/31/97            5 1/4           4 3/4           5.00
            3/31/98             4 3/8           3 5/16         4 1/8
            6/30/98             5 1/8           2 5/8          2 7/8
            9/30/98             15.00            6.35          9 3/8
            12/31/98            1 7/16            1/2            3/4
            3/31/99               1/2             1/8            1/8
            6/30/99               3/8             1/16          .11
            9/30/99               .25            .062          .125
            12/31/99             1.00             .10           .10

         There is an established trading market for the common equity being presented in a registration statement.

         (b) Holders. There are approximately 150 holders of the common equity of the company.

         (c) Dividends. There have been no cash dividends declared for the past two fiscal years. There are no restrictions that limit the ability to pay dividends on common equity other than the dependency on the company's revenues and earnings and financial condition.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

         This Form 10-KSB contains certain statements that are not related to historical results, including, without limitations, statements regarding the company's business strategy and objectives and future financial position, are forward looking statements within the meaning of section 27A of the securities act and section 21E of the Exchange Act and involve risks and uncertainties. Although the company believes that the assumptions on which these forward looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include but are not limited to, those set forth in the preceding paragraph, as well as those discussed elsewhere in this report. All forward-looking statements contained in this report are qualified in their entirety by this cautionary statement.

OVERVIEW

         The Company continues to market its primary product and service, the reconditioning and remanufacturing of multi-chamber semiconductor equipment. The Company achieved significant revenue growth in the year ended December 31, 1999, and has increased its personnel levels to meet the higher demand. The Company's sales volume is somewhat dependent upon the state of the semiconductor industry. The Company believes that higher demand for semiconductors will reflect higher demand for its services. The Company is vulnerable to volatility in its revenue because the nature of its operations is such that it generates its revenue from relatively few contracts. In any given year, revenue will be heavily concentrated with few customers.

RESULTS OF OPERATIONS

COMPARISON OF 1999 TO 1998

         Sales increased from $3,940,000 for the year ended December 31, 1998 to $5,917,000 for the year ended December 31, 1999, an increase of $1,977,000 or 50%. The sales increase is mostly attributable to a large sale to a single customer in 1999 for approximately $2,500,000. The Company believes that demand for its products and services increased in late 1999 as there was a recovery in the semiconductor industry.

         The gross profit increased from $1,075,000 in the year ended December 31, 1998 to $2,234,000 in the year ended December 31, 1999, an increase of $1,159,000 or 108%. The gross profit margin increased to approximately 38% in 1999 from 27% in 1998. The Company's gross profit margins are subject to volatility because of the factor that each contract is unique and the cost of the basic tool or piece of equipment for remanufacturing may vary significantly depending on availability.

         Selling and marketing expenses increased to $810,000 in the year ended December 31, 1999, from $481,000 in the year ended December 31, 1998, an increase of $329,000 or 68%. The Company concentrated on marketing to increase its volume in 1999. Consequently it hired additional marketing personnel. Also, selling and marketing expenses include sales commissions which is a factor of the sales volume. Selling and marketing expenses as a percentage of sales was 14% in 1999 compared to 12% in 1998.

         Interest expense decreased to $118,000 in the year ended December 31, 1999, from $442,000 in the year ended December 31, 1998, a decrease of $324,000 or 73%. The decrease is the due primarily to the reduction in debt associated with the refinancing of approximately $1,800,000 in capital lease obligations resulting in $1,058,000 in debt forgiveness. The new financing is at an interest rate less than the prior capital lease obligations. The debt forgiveness income of $740,000, net of income taxes, in the year ended December 31, 1999, reflects the difference in the capital lease obligations and the negotiated buy-out of the leases from the lessor.

         The Company incurred an impairment loss of $75,000 in the year ended December 31, 1999, compared with an impairment loss of $250,000 in the year ended December 31, 1998. The impairment losses in both years relate to the same piece of equipment held by the Company. The Company acquired this equipment as part of the capital leases that were negotiated and discussed above which resulted in debt forgiveness income. The Company intends to sell this piece of equipment and has estimated the net realizable value at approximately $175,000 based on recent inquiries for the equipment and comparable sales.

         Other income of $253,000 in the year ended December 31, 1999, relates primarily to the settlement with a customer of a deposit held by the Company since 1996.

COMPARISON OF 1998 TO 1997

         Sales increased from $1,358,000 for the year ended December 31, 1997 to $3,940,000 for the year ended December 31, 1998. Sales on a pro forma basis for the year ended December 31, 1997 were $3,829,000 assuming the acquisition of Accord SEG occurred at the beginning of the year. The increase in revenue from the pro forma sales in 1997 was approximately 3%.

         The consolidated gross profit increased from $334,000 in 1997 to $1,075,000 in 1998. Gross profit on a pro forma basis for the year ended December 31, 1997 was $1,483,000 assuming the acquisition of Accord SEG occurred at the beginning of the year. The gross margin variance is due to the price of the equipment purchased for certain contracts being higher in 1998.

         On a pro forma basis, general and administrative expenses increased from $872,000 in 1997 to $1,225,000 in 1998. The Company wrote off approximately $200,000 of old and slow moving inventory parts in 1998. Additionally, there was an increase in professional fees in from $11,000 in 1997 to $98,000 in 1998. The Company was involved in numerous legal actions in 1998.

         The Company also recorded a $350,000 expense in 1998 related to the settlement of a lawsuit.

         Interest expense increase from $326,000 in 1997 on a pro forma basis to $442,000 in 1998. The Company had greater balances outstanding on its purchase order financing during 1998.

         The  Company  recognized   $45,000,   net  of  income  taxes,  in  debt
forgiveness income in 1998 related to trade payable debt that was restructured under a long term note payable that was later forgiven by the note holder.

LIQUIDITY AND CAPITAL RESOURCES

         The Company historically has had a working capital deficiency. The Company had a net working capital deficit of $245,573 at December 31, 1999 as compared to a deficiency of $248,000 at December 31, 1998. The Company has attempted to secure cash deposits from customers at the time purchase orders are submitted to assist in much of the up front costs that are incurred in completing customer orders. The largest component of cost of sales is the cost of acquiring the primary tool or machine. The Company may also request the customer to purchase the used tool or machine as well as some of the parts required for the refurbishing. The Company has historically borrowed funds from certain purchase order lenders. In the year ended December 31, 1999, the Company secured a $150,000 bank line of credit. The line of credit expires in May 2000. The Company believes that it will secure renewal of that credit facility but there can be no assurances that the Company will be successful in doing so. At December 31, 1999, the Company's annual debt service is approximately $315,000 including capital lease obligations excluding the bank line of credit. The Company believes that at its current operating levels it can continue to require customer deposits and that it has several sources to obtain financing upon obtaining a customer purchase order.

         The Company is holding for sale two pieces of equipment that have been idle since they were acquired. The Company had intended to use this equipment to expand its product line but now has postponed those plans. The net book value of this equipment was $1,641,000 at December 31, 1999. The Company will continue its efforts to sell this equipment and believes that it will eventually recognize proceeds equal to or greater than the carrying value.

         The Company has not experienced material losses on receivables from its customers. Its customers generally are large companies with significant resources. The Company requires final payment upon delivery, installation and completion of testing.

         The Company is attempting to raise additional debt or equity capital to allow it to expand the current level of operations. The Company raised approximately $900,000 in new equity in the year ended December 31, 1998. The Company also refinanced and restructured capital leases in the year ended December 31, 1999. The new financing is for $1,000,000 payable over a ten year term.

         The Company does not believe that significant capital expenditures will be required in order maintain its growth projections.

         The Company is a defendant in a claim filed by one of its shareholders. See Part I Item 3. Legal Proceedings. The effect of the ultimate resolution of this claim on liquidity and operations cannot yet be determined.

         The Company may require additional capital to continue a trend of greater volume which would require higher levels of inventory, accounts receivable and higher operating expenses for marketing. The Company is presently negotiating with sources for additional equity capital to allow it to expand the current level of operations.

         There can be no assurances that the Company will be successful in obtaining such capital.

SEASONALITY

         The Company's operations are not affected by seasonal fluctuation. However, cash flows may at times be affected by fluctuations in the timing of cash receipts from large contracts.

YEAR 2000

         The Company has updated its computer hardware and software. The Company does not believe that it will encounter significant internal year 2000 problems. The cost of the new hardware and software was approximately $75,000.

         The Company does not anticipate nor has it experienced difficulties with customers or vendors relative to the year 2000 issue. The Company's relationship with its customers and vendors is such that it is not materially dependent upon their information technology systems.

         The Company discloses to its customers that the equipment it sells has not been analyzed for year 2000 issues and that any year 2000 issues are matters that should be addressed with the original equipment manufacturer.

OTHER

         The Company noted that there were certain timing differences in interim and quarterly information filed on Form-10SB and Form-10QSB for the periods ended June 30, 1999, and September 30, 1999. The Company is presently analyzing that financial information and will file amendments to those forms upon completion of that analysis.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

         ADDITIONAL FINANCING. The Company will require additional financing to achieve growth in operations and to support its working capital requirements. The Company may seek additional financing through private placements of debt or equity financing.

         TECHNOLOGICAL CHANGE. The nature of the Company's service and product is such changes are continually made to the tools and machines. The Company has been able to keep pace with those changes and hire qualified personnel that are well trained and experienced with the design and manufacturing of the equipment. The Company has historically hired much of its personnel from the original equipment manufacturers.

         COMPETITION. The Company faces competition from many sources, including the original equipment manufacturers. Many of these competitors are larger and have significantly more resources than the Company.

         LAWSUIT. The Company is involved in a lawsuit for claims made by a stockholder whom had held convertible debt, converted the debt to common stock and alleges that the Company breached the debenture agreement. The Company claims that the stockholder was involved in improper trading of the Company's stock which resulted in a breach of the debenture agreement and has filed a counter claim requesting damages in the amount of $1,000,000. The stockholder has asked for $372,000. The effect of the ultimate resolution of this claim on liquidity and operations cannot yet be determined. See LEGAL PROCEEDINGS.

ITEM 7. FINANCIAL STATEMENTS

         The Consolidated Financial Statement of t he Company are filed as a part of this Annual Report. See index to the financial statements on Page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

         There have been no changes of Accountants or disagreements with the registrants Accountants on accounting and financial matters.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION16(a) OF THE EXCHANGE ACT

         The following is a list of the Directors, Officers and Significant Employees of the issuer.

         Name                        Age     Positions and Offices Held
         ----                        ---     --------------------------
         Travis Wilson                42     President and Director

         Carl P. Ranno                60     Secretary and Director

         Gerald Flanagan              61     Director

         Rochelle Witharana, CPA      35     Controller

         Dr. Balu Pathangey           43     Senior Member Technical Staff

         All three Directors have been in office since November of 1997 and will remain in office until the next annual meeting of the Shareholders or unless they resign. There are no agreements that a Director will resign at the request of another person and the above named Directors are not acting on behalf of another person.

         The following is a brief summary of each of the Directors, Officers and Significant Employees including their business experience for the past five years.

         TRAVIS WILSON founded the subsidiary company Accord SEG in 1993. Accordingly, his business experience for the past five years has been with the issuer's subsidiary, which is the operating company. Prior to starting Accord SEG Mr. Wilson was a Project Engineer with Prototech Research, Inc. where he partnered in the design and implementation of various experimental process platforms including a revolutionary CVD platform used for depositing a thin film of copper on silicon substrates and the development of hardware used in CVD Titanium Nitride process applications.

         Mr. Wilson served as tactical marketing product manager of Applied Materials, Inc., where he managed the introduction and post-sale support of the highly successful Precision 5000(TM), a revolutionary modularized production semiconductor processing tool. He attended the University of California at Hayward. His education is in electrical engineering, business administration and marketing.

         CARL P. RANNO received a degree in Economics from Xavier University in Cincinnati, OH and his Juris Doctor from the University of Detroit School of Law. Mr. Ranno spent many years in the practice of law, which included the fields of litigation as well as mergers and acquisitions. He maintains his license to practice law in the State of Michigan and is admitted to practice in the federal courts located in Michigan, the Sixth Circuit Court of Appeals, the US Tax Court and the US Supreme Court. Mr. Ranno advises companies as to legal issues and as well as strategic planning and mergers and acquisitions.

         From 1992 1996 he was the president of Pollution Controls International Corp. which marketed and manufactured a patented after market automotive environmental product. The operating subsidiary was voluntarily placed in Bankruptcy in 1996. Ultimately, the parent merged with another company and Mr. Ranno has no further contact with it.

         GERALD L. FLANAGAN has spent 30 years in different facets of investment banking. He was Vice President of Peacock, Hislop, Staley and Givens, a regional investment-banking firm until 1995. Mr. Flanagan was involved with corporate business development specializing in mergers and acquisitions, private placements and venture capital transactions. He was on the original board and still sits on the executive committee of the Arizona Venture Capital Conference where he also served as its Chairman in 1994. For the past four years, Mr. Flanagan has been very active in business consultations in the areas of finance and mergers and acquisitions.

         Mr. Flanagan holds a degree in finance from the University of Southern California and studied marketing on a post graduate level at the University of California, Los Angeles.

         ROCHELLE WITHARANA CPA has successfully performed a broad range of financial and management functions. After leaving Deloitte & Touche in 1990, where she served in the audit and small business development departments, Ms. Witharana. joined Gespac Inc. an international organization as its controller.

She assumed the hands-on responsibility for accounting, human resources and other operational functions. Ms Witharana has secured credit lines, introduced new credit policies, integrated new computer systems and other benefit programs. She is continuing those responsibilities in her present capacity at the issuer.

         Ms Witharana is a CPA and holds a Bachelor of Science degree (Cum Laude) from California State at Northridge.

         DR. BALU PATHANGEY received his M.E. and Ph. D. degrees in Chemical Engineering in 1982 and 1987, respectively, from Stevens Institute of
Technology, Hoboken, NJ. Since 1990, he has been with Microfabritech, an interdisciplinary center at the University of Florida.

         During his 8 years as a research engineer at the University, he has designed and developed several research scale CVD, RF/DC/Ion-beam sputter deposition, and HDP etch systems for processing thin film semiconductor, insulator and interconnect materials. In addition, he has worked as a technical consultant to start-up companies for design and development of prototype environmental air/water cleaning systems using photo-oxidation technology and in the pilot plant processing of fluorine and fluoro compounds for semiconductor manufacturing. He is a member of AICHE, AVS, and SID and authored or co-authored over 40 technical papers and one patent.

         Dr. Pathangy is responsible for all the technical aspects of the company.

         There are no family relationships among the Directors, Officers and Significant employees. Additionally, none of the Directors, Officers and Significant Employees have been convicted or are subject to a pending criminal proceeding, nor have they been subjected to any type of order barring, suspending or otherwise limiting their involvement in any type of business, securities or banking activities. Furthermore, none of the Directors, Officers and Significant Employees have been found by a court of competent jurisdiction, the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The Officers, Directors and those beneficially owning more than 10% of small business issuer's class of equity securities registered under Section 12 of the Exchange Act, shall file reports of ownership and any change in ownership with the Securities and Exchange Commission. Copies of these reports are to be filed with the Company.

         Based upon a review of these reports the Company has concluded that a Form 5 was filed by those required to file said reports covering this past fiscal year, the only fiscal year in which the Company has been reporting. It is also clear that said reports were not timely filed.

ITEM 10. EXECUTIVE COMPENSATION

         The President of the Company received $160,438 in compensation during fiscal year 1999. His salary was paid through the subsidiary company. No other employee received more than $100,000. The Board of Directors grant, from time to time, options to key employees.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth each person known by the company to be the beneficial owner of more than 5% of the Common Shares (the only class of voting securities) of the company all directors individually and all directors and officers of the company as a group. Each person has sole voting and investment power with respect to the shares as indicated.

         Name and Address                     Amount of Beneficial    Percentage
         of Beneficial Owner                       Ownership           of Class
         -------------------                  --------------------    ----------
         Travis Wilson                             20,325,000           50.92%
         5002 S Ash Ave
         Tempe, AZ 85282

         The Wilson Trust (1)                       6,000,000           15.02%
         5002 S Ash Ave
         Tempe, AZ 85282

         All Executive Officers and                28,125,000           70.43%
         Directors as a Group (3 persons)

         (1) Mr. Wilson and his family are the beneficiaries of the Wilson Trust. Mr. Wilson therefore, is the beneficial owner of 65.94% of the common stock of the issuer and is the only control shareholder.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The subsidiary company billed and received $344,302 in the fiscal year ended December 31, 1997, for services provided to an entity with ownership that includes the issuer's president and single largest shareholder. The subsidiary company also paid $4,000 to this entity for services provided to the subsidiary by the related entity's personnel. These transactions occurred within the subsidiary prior to the merger.

         The issuer paid fees totally $18,000 in the form of common stock (restricted pursuant to R144) for the benefit Carl P. Ranno and Gerald L. Flanagan, both Directors, for services rendered in connection with the Accord SEG acquisition in the year ended December 31,1997. The issuer also agreed to pay these Directors fees for assistance in raising debt or equity capital. The fees are 3% for debt and 10% for equity raised and are payable only upon success. As of December 31, 1997 the total amount due these Directors was $24,700 and they had been paid $5,000 during that fiscal year. As of December 31, 1998 the total amount due was $52,704 and they had been paid $20,296. The issuer has also agreed to remit to Mr. Ranno fees for legal services rendered during the last half of 1999.

On March 1, 1998 the Company entered into an agreement with two members of its board of directors to provide assistance in raising debt or equity capital. The fees were 10% of the amounts raised and were payable only upon success. The agreement expired September 1, 1999. In addition, one of these individuals was paid legal fees. Fees paid or accrued to these individuals were $10,000 and $73,000 for the years ended December 31, 1999 and 1998 respectively. Balances due to these individuals were $7,102 and $52,704 at December 31, 1999 and 1998 respectively.

         There are no parents of this small business issuer.

         Transactions with promoters consist of work performed on behalf of the company by Jordan Richards Associates. The issuer remitted $18,000 to them for worked performed in terms of a company profile, press releases and mailings. The consideration was cash only.

         For the year ended December 31, 1999, there were no material underwriting discounts and commissions upon the sale of securities by the issuer where any of the specified persons was or is to be a principal underwriter or is a controlling person or member of a firm that was or is to be a principal underwriter.

         There were no transactions involving the purchase or sale of assets other than in the ordinary course of business.

ITEMS 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          2 Agreement for Exchange of Stock and Plan of Reorganization incorporated by reference in the Form 10SB filed August 30, 1999.

          3     Articles  of  Incorporation  with  Amendments   incorporated  by
                reference in the Form 10SB filed August 30, 1999.

          3.1 By-Laws of the corporation filed with the Form 10 SB on August 30, 1999 and incorporated by reference

          4.1 Long term loan Union Bank (SBA) filed with the Form 10 SB on August 30, 1999 and incorporated by reference

          10.1 Subscription Agreements for the Sale of Stock filed with the Form 10 SB on August 30, 1999 and incorporated by reference

          10.2 Contract Between Two Directors and the Issuer filed with the Form 10 SB on August 30, 1999 and incorporated by reference

          10.3 Lease on premises of Issuer filed with the Form 10 SB on August 30, 1999 and incorporated by reference

          10.4 Convertible Debenture Purchase Agreement filed with the Form 10 SB on August 30, 1999 and incorporated by reference

          10.5 Convertible Debenture filed with the Form 10 SB on August 30, 1999 and incorporated by reference

          10.6 Escrow Agreement filed with the Form 10 SB on August 30, 1999 and incorporated by reference

          10.7 Warrant to Purchase Common Stock filed with the Form 10 SB on August 30, 1999 and incorporated by reference

          10.8 Computation per share earnings in financial statements as filed with the Form 10 SB on August 30, 1999 and incorporated by reference and the 10Q SB filed on November 15,1999 and incorporated by reference

          13    The 10Q SB filed on November 15, 1999

          21    Subsidiary is Accord SEG and is Incorporated in Arizona

          27    Financial Data Schedule

     (b)  Reports on Form 8-K

         The Company filed two reports on Form 8-K during fiscal year 1999 to the date of this report.

         September 3, 1999 advising that the Company's securities had been deleted from trading on the OTC BB.

         November 4, 1999 advising that the Company has been reinstated to trade it securities on the OTC BB.

                                 SIGNATURE PAGE

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ACCORD ADVANCED TECHNOLOGIES, INC.


March 30, 2000                          /s/ Travis Wilson
                                        ----------------------------------------
                                        Travis Wilson, Director and President

                                        /s/ Carl P. Ranno
                                        ----------------------------------------
                                        Carl P. Ranno, Director and Sec/Treas.


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.


March 30, 2000                          /s/ Travis Wilson
                                        ----------------------------------------
                                        Travis Wilson, Director and President


March 30, 2000                          /s/ Carl P. Ranno
                                        ----------------------------------------
                                        Carl P. Ranno, Director and Sec/Treas.


March 30, 2000                          /s/ Gerald Flanagan
                                        ----------------------------------------
                                        Gerald Flanagan, Director

                                  EXHIBIT INDEX

Exhibit
Number                             Description
------                             -----------
2          Agreement   for   Exchange  of  Stock  and  Plan  of   Reorganization
           incorporated by reference in the Form 10SB filed August 30, 1999.

3 Articles of Incorporation with Amendments incorporated by reference in the Form 10SB filed August 30, 1999.

3.1 By-Laws of the corporation filed with the Form 10 SB on August 30, 1999 and incorporated by reference

4.1 Long term loan Union Bank (SBA) filed with the Form 10 SB on August 30, 1999 and incorporated by reference

10.1 Subscription Agreements for the Sale of Stock filed with theForm10 SB on August 30, 1999 and incorporated by reference

10.2 Contract Between Two Directors and the Issuer filed with the Form 10 SB on August 30, 1999 and incorporated by reference

10.3 Lease on premises of Issuer filed with the Form 10 SB on August 30, 1999 and incorporated by reference

10.4 Convertible Debenture Purchase Agreement filed with the Form 10 SB on August 30, 1999 and incorporated by reference

10.5 Convertible Debenture filed with the Form 10 SB on August 30, 1999 and incorporated by reference

10.6 Escrow Agreement filed with the Form 10 SB on August 30, 1999 and incorporated by reference

10.7 Warrant to Purchase Common Stock filed with the Form 10 SB on August 30, 1999 and incorporated by reference

10.8 Computation per share earnings in financial statements as filed with the Form 10 SB on August 30, 1999 and incorporated by reference and the 10Q SB filed on November 15,1999 and incorporated by reference

13         The 10Q SB filed on November 15, 1999

21         Subsidiary is Accord SEG and is Incorporated in Arizona

27         Financial Data Schedule

ACCORD ADVANCED TECHNOLOGIES, INC.



TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

INDEPENDENT AUDITORS' REPORT                                                F-1

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
  DECEMBER 31, 1998 AND 1997:

   Consolidated Balance Sheets                                              F-2

   Consolidated Statements of Operations                                    F-3

   Consolidated Statements of Stockholders' (Deficit) Equity                F-4

   Consolidated Statements of Cash Flows                                    F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Accord Advanced Technologies, Inc.:
Tempe, Arizona

We have audited the accompanying consolidated balance sheets of Accord Advanced Technologies, Inc. (the "Company"), as of December 31, 1998 and 1997, and the related statements of operations, stockholders' (deficit) equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Accord Advanced Technologies, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


KING, WEBER & ASSOCIATES, P.C.
Tempe, Arizona
May 14, 1999

ACCORD ADVANCED TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997

                                                        1998           1997
                                                     -----------    -----------
ASSETS

CURRENT ASSETS
  Cash                                               $   157,078    $    58,258
  Accounts receivable                                      6,347        964,233
  Inventories                                          1,056,732        718,212
  Prepaid expenses and other assets                       22,134         14,915
  Income tax refund receivable                             6,032             --
  Deferred income taxes                                  457,045         37,213
                                                     -----------    -----------
     Total current assets                              1,705,368      1,792,831
PROPERTY, MACHINERY AND EQUIPMENT, net                 1,998,302      2,291,066
DEFERRED INCOME TAXES                                     83,200             --
OTHER ASSETS                                              36,184        221,348
                                                     -----------    -----------

TOTAL ASSETS                                         $ 3,823,054    $ 4,305,245
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
  Short-term note payable                            $        --    $   881,592
  Accounts payable                                       639,141        211,605
  Accrued liabilities                                    387,079        428,716
  Accrued warranty and installation expense                   --         67,215
  Customer deposits                                      777,602        708,233
  Capital lease obligations - current portion             46,430      1,291,339
  Note payable - current portion                         102,693         87,478
                                                     -----------    -----------
     Total current liabilites                          1,952,945      3,676,178
CAPITAL LEASE OBLIGATIONS - long-term portion          1,757,285        512,376
NOTE PAYABLE - long-term portion                         205,703         34,543
DEFERRED INCOME TAXES                                         --         21,035
                                                     -----------    -----------
     Total liabilities                                 3,915,933      4,244,132
                                                     -----------    -----------

STOCKHOLDERS' (DEFICIT)/EQUITY:
  Preferred stock, $.0001 par value,
    3,000,000 shares authorized,
    none issued
  Common stock, $.0001 par value,
    47,000,000 share authorized,
    39,548,638, and 12,455,000 issued
    and outstanding                                        3,955          1,245
  Paid in capital                                        963,390         73,701
  Accumulated deficit                                 (1,060,224)       (13,833)
                                                     -----------    -----------
     Total stockholders' (deficit)/equity                (92,879)        61,113
                                                     -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
  (DEFICIT)/EQUITY                                   $ 3,823,054    $ 4,305,245
                                                     ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

ACCORD ADVANCED TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                        1998            1997
                                                    ------------    -----------

SALES                                               $  3,940,234    $ 1,358,004

COST OF SALES                                          2,865,641      1,024,068
                                                    ------------    -----------

  Gross profit                                         1,074,593        333,936
                                                    ------------    -----------

OTHER (INCOME) AND EXPENSES
  General and administrative expense                   1,224,661        124,175
  Selling and marketing expense                          480,736         57,162
  Interest expense                                       442,431         61,352
  Impairment loss                                        250,000             --
  Settlement expense                                     320,000             --
  Other income                                            (7,444)            --
                                                    ------------    -----------

  Total other expense                                  2,710,384        242,689
                                                    ------------    -----------

(LOSS) INCOME BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM                             (1,635,791)        91,247

INCOME TAX BENEFIT (PROVISION)                           544,080        (36,736)
                                                    ------------    -----------

NET (LOSS) INCOME BEFORE EXTRAORDINARY ITEM           (1,091,711)        54,511

EXTRAORDINARY ITEM - DEBT FORGIVENESS INCOME
  (net of income taxes of $12,047 )                       45,320             --
                                                    ------------    -----------

NET (LOSS) INCOME                                   $ (1,046,391)   $    54,511
                                                    ============    ===========

NET (LOSS) INCOME PER COMMON SHARE
  Basic                                             $      (0.03)   $      0.02
                                                    ============    ===========
  Diluted                                           $      (0.03)   $      0.02
                                                    ============    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
     Basic                                            33,584,038      3,445,389
                                                    ============    ===========
     Diluted                                          33,584,038      3,445,389
                                                    ============    ===========

The accompanying notes are an integral part of these consolidated financial statements.

ACCORD ADVANCED TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                             Common Stock        Additional
                                        ---------------------     Paid-in     Accumulated
                                          Shares       Amount     Capital       Deficit       Total
                                        ----------    -------    ---------    -----------   ----------
BALANCE JANUARY 1, 1997                  4,943,000    $   494    $  44,256    $   (12,664)   $  32,086

  Stock issued for services at $0.19         7,000          1        1,315                       1,316

  Reverse stock split (1 for 10)        (4,455,000)      (445)         446                           1

  Issued in business combination         9,500,000        950      (45,571)       (55,680)    (100,301)

  Stock issued for cash at $0.03         1,250,000        125       37,375                      37,500

  Stock issued to consultants
     for services rendered               1,200,000        120       35,880                      36,000

  Net income                                                                       54,511       54,511
                                        ----------    -------    ---------    -----------   ----------

BALANCE DECEMBER 31, 1997               12,445,000      1,245       73,701        (13,833)      61,113

  Stock split (3 for 1)                 24,890,000      2,489       (2,489)                          0

  Stock issued for cash at $1.32           313,638         31      414,968                     414,999

  Stock issued for cash at $0.25         1,900,000        190      477,210                     477,400

  Net loss                                                                     (1,046,391)  (1,046,391)
                                        ----------    -------    ---------    -----------   ----------

BALANCE DECEMBER 31, 1998               39,548,638    $ 3,955    $ 963,390    $(1,060,224)  $  (92,879)
                                        ==========    =======    =========    ===========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

ACCORD ADVANCED TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                           1998          1997
                                                       -----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  (loss) income                                   $(1,046,391)   $  54,511
  Adjustments to reconcile net (loss)
    income to net cash provided by
    operating activities:
  Depreciation                                              58,211        3,530
  Loss on disposal of equipment                              4,122
  Deferred income taxes                                   (526,001)      32,732
  Issuance of stock for compensation
    and services rendered                                                37,316
  Impairment expense on equipment                          250,000
  Litigation settlement expense                            320,000
  Forgiveness of long-term debt                            (57,367)
  Changes in assets and liabilities:
    Accounts receivable                                    957,886      (18,591)
    Inventory                                             (142,520)     898,107
    Refundable deposits                                     (2,990)       2,690
    Other  current assets                                  (11,317)     (12,290)
    Accounts payable                                       427,536     (395,211)
    Accrued liabilities                                    (41,637)      65,933
    Accrued warranty and installation expense              (67,215)      13,051
    Customer deposits                                       69,369     (775,651)
                                                       -----------    ---------
    Net cash provided (used in) by
      operating activities                                 191,686      (93,873)
                                                       -----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired in purchase of subsidiary                                 9,600
  Loan to officer                                           (7,846)
  Purchase of property, machinery and equipment            (19,569)
                                                       -----------    ---------
    Net cash (used in) provided by
      investing activities                                 (27,415)       9,600
                                                       -----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on short-term debt                                          78,353
  Repayment of short-term debt                            (881,592)
  Proceeds from sale of common stock                       892,399       37,500
  Principal payments on long-term debt                     (76,258)
                                                       -----------    ---------
     Net cash (used in) provided by
       financing activities                                (65,451)     115,853
                                                       -----------    ---------

INCREASE IN CASH                                            98,820       31,580

CASH, BEGINNING OF YEAR                                     58,258       26,678
                                                       -----------    ---------

CASH, END OF YEAR                                      $   157,078    $  58,258
                                                       ===========    =========

The accompanying notes are an integral part of these consolidated financial statements.

ACCORD ADVANCED TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                           1998         1997
                                                         --------     --------
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                            $346,442     $ 57,393
                                                         ========     ========
Income taxes paid                                        $  6,032     $     -0-
                                                         ========     ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  Value of common stock issued in connection with the
    acquisition of wholly owned subsidiary                            $ 100,301
                                                                      =========

  Debt for legal settlement                              $ 330,000
                                                         =========

The accompanying notes are an integral part of these consolidated financial statements.

ACCORD ADVANCED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997

1. ORGANIZATION AND BASIS OF PRESENTATION

     Accord Advanced Technologies, Inc. (the "Company"), formally known as Investment Book Publishing, Inc. ("IBP") was formed in 1996 and was a development stage enterprise and had no significant operations until its acquisition of Accord Semiconductor Equipment Group, Inc. ("Accord SEG") on December 11, 1997. Accord SEG services, reconditions and modifies multi-chamber semiconductor equipment. The Company's customers include many of the major silicon wafer manufacturers in the United States and overseas. Accord SEG became a wholly-owned subsidiary of Accord Advanced Technologies, Inc., by the Company exchanging 9,500,000 shares of its common stock for 100% of the common stock of Accord SEG resulting in the shareholders of Accord SEG owning approximately 95% of Accord Advanced Technologies, Inc. The accompanying financial statements represent the consolidated financial position and results of operations of Accord Advanced Technologies, Inc. and includes the accounts and results of operations of the Company and its wholly owned subsidiary for the year ended December 31, 1998 and the period from December 11, 1997 through December 31, 1997.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CASH includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

     PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Accord SEG. The results of operations and cash flows include that of Accord SEG for the year ended December 31, 1998 and the period December 11, 1997 (date of acquisition) through December 31, 1997. All significant intercompany accounts and transactions are eliminated.

     INVENTORIES consist primarily of used equipment and wafer chambers and are stated at the lower of cost (specific identification) or market. Work-in-process is stated at raw materials cost, direct labor and allocations of overhead. Inventory items that have expected turnover rates of greater than a one year operating cycle are classified as long term.

     PROPERTY, MACHINERY AND EQUIPMENT is recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 10 years. Depreciation expense is not recorded for equipment acquired but that has yet to be placed in service.

     REVENUE RECOGNITION - The Company recognizes revenue when the product is shipped. No significant obligations remain upon shipment. Costs for installation, warranty and commissions are accrued when the corresponding sales revenues are recognized. Payments from customers prior to shipment are recorded as customer deposits. Revenues for service contracts are recognized evenly over the term of the contracts.

     INCOME TAXES - The Company provides for income taxes based on the provisions of Statement of Financial Accounting Standards No. 109,
     ACCOUNTING FOR INCOME TAXES, which among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statements.

     FINANCIAL INSTRUMENTS - Financial instruments consist primarily of cash, accounts receivable, and obligations under accounts payable, accrued expenses, short-term debt and capital lease instruments. The carrying amounts of cash, accounts receivable, accounts payable, accrued expenses and short-term debt approximate fair value because of the short maturity of those instruments. The carrying value of the Company's capital lease arrangements approximates fair value because the instruments were valued at the retail cost of the equipment at the time the Company entered into the arrangements.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. INVENTORIES

     Inventories at December 31 consist of the following:

                                                    1998           1997
                                                 ----------      --------
           Raw materials                         $  290,122      $565,297
           Work in process                          591,610       152,915
           Finished goods                           175,000            -0-
                                                 ----------      --------
           Current inventory                      1,056,732       718,212
           Slow-moving inventory                         -0-      196,000
                                                 ----------      --------

                 Total inventory                 $1,056,732      $914,212
                                                 ==========      ========

     Slow-moving inventories consist primarily of parts removed from larger pieces of equipment and stored until needed for future jobs. Costs are allocated to these items as components of the larger piece of equipment from which they were removed. Much of this inventory has been allocated minimum costs and management believes market value exceeds recorded costs. Approximately $193,000 in inventories were written off in the year ended December 31, 1998 because of uncertainties about the ability of the Company to utilize or liquidate the related items.

4. PROPERTY, MACHINERY AND EQUIPMENT

    Property, machinery and equipment at December 31 consist of the following:

                                                           1998          1997
                                                        ----------    ----------
Test, research and demonstration equipment              $1,566,354    $2,066,354
Equipment held for sale                                    250,000            --
Shop equipment and tools                                   104,900        98,228
Computer hardware and software                              81,320        68,423
Furniture, office equipment and vehicles                    34,129        49,046
Leasehold improvements                                     114,433       114,433
                                                        ----------    ----------

Total                                                    2,151,136     2,396,484
Less accumulated depreciation and amortization             152,834       105,418
                                                        ----------    ----------
Property, machinery and equipment - net                 $1,998,302    $2,291,066
                                                        ==========    ==========

     Depreciation expense for the years ended December 31, 1998 and 1997 was $58,211 and $3,530, respectively.

     Certain equipment under a lease has been capitalized at approximately $1,566,000, representing the estimated fair value of the asset at the inception date of the lease. Management had intended to use the equipment for a separate product line that has not yet commenced. The equipment has not yet been placed in service. As discussed in Note 7, subsequent to December 31, 1998, the Company entered into an agreement with the lessor to purchase the equipment under lease and intends to either place the asset in service or sell the equipment. The obligation under the capital lease was restructured, reduced and refinanced with another financial institution.

     The Company incurred an impairment loss of $250,000 related to one piece of equipment under a second capital lease. The equipment has never been used in operations and the Company intends to dispose of the equipment and is seeking a buyer. The equipment was written down from its original cost of $500,000 to its estimated net realizable value of $250,000. The fair value was estimated on the basis of comparable sales less costs to put the equipment in working condition and discounted for liquidity issues.

5. SHORT-TERM DEBT

     Short-term debt at December 31, 1997 consisted of advances from a finance company associated with certain customer purchase orders. Advances were arranged on a specific purchase order basis. The advances were collateralized by the related inventory and customer accounts receivable and payments received for the order. Advances were fully repaid upon receipt of payment from customer. Financing fees were charged based on the total value of the purchase order and period of time in which the advances were outstanding. The effective rate on financing fees charged in 1997 was 243% which was based on actual amounts advanced. Financing fees under this arrangement for the year ended December 31, 1998 and the period December 11, 1997 to December 31, 1997 were $275,090 and $9,023, respectively. Total fees paid under this arrangement by Accord SEG for the period January 1, 1997 to December 10, 1997 were $155,319.

6. INCOME TAXES

     The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. Income taxes for the years ended December 31, consisted of the following:

                                                            1998          1997
                                                          ---------      -------
      Current tax (benefit) provision                     $  (6,032)     $ 4,004
                                                          ---------      -------
      Deferred tax (benefit) provision
          Before extraordinary item                        (538,048)      32,732
               Extraordinary item                            12,047           --
                                                          ---------      -------
               Total deferred (benefit) provision          (526,001)       4,004
                                                          ---------      -------

       Total income tax (benefit) provision               $(532,033)     $36,736
                                                          =========      =======

     A deferred tax liability of $ $21,035 at December 31, 1997, relates primarily to the difference in the financial accounting and tax bases of property and equipment. Deferred tax assets of $674,000 less a valuation allowance of $134,000, and $37,213 at December 31, 1998 and 1997
     respectively, relate to net operating loss carryforwards of $1,356,015 at December 31, 1998 and $167,000 at December 31, 1998. State net operating loss carryforwards of $167,000 expire in 2001. The balance of the net operating loss carryforwards expire from 2003 through 2018. Approximately $83,000 and $30,000 of the net deferred tax asset at December 31, 1998 relate to equipment book and tax bases differences and accrued compensation respectively.

     Deferred income taxes for the year ended December 31, 1998 relate to temporary differences for the net operating loss carryforward, net of the establishment of a valuation allowance of $134,000, and book and tax differences for the impairment loss. For the year ended December 31, 1997 deferred income taxes relate primarily to depreciation differences.

     The differences between the statutory and effective tax rates is as follows:

                                                1998                 1997
                                          ----------------     ---------------
      Federal statutory rates             $(556,169)   (34)%   $ 19,274     21%
      State income taxes                   (130,863)    (8)%      7,300      8%
      Valuation allowance for
        operating loss carryforwards        134,000      8%
      Difference due to filing of
        unconsolidated returns               15,860     17%
      Other                                  20,999      1%      (5,698)    (6)%
                                          ---------    ---     --------    ---
      Effective rate                      $(532,033)   (33)%   $ 36,736     40%
                                          =========    ===     ========    ===

7. LEASES

     OPERATING LEASES

     The Company leases its facilities and certain office equipment under long-term operating leases that expire in 1999. Rent expense under these leases was approximately $97,544 and $5,880 for the year ended December 31, 1998 and the period December 11, 1997 through December 31, 1997. Minimum annual lease payments under these agreements are $60,987 for the year ended December 31, 1999.

     CAPITAL LEASES

     Accord SEG entered into two capital leases for equipment in 1996. In March, 1999, the Company purchased the leased assets and was released from all related encumbrances. This transaction resulted in a forgiveness of lease debt of $803,715. The purchase was financed with a 10-year bank loan for $1,000,000 guaranteed by the Small Business Administration and personally guaranteed by the majority stock owner and spouse.

     The following represents principal payments due on the bank loan obtained to refinance these leased assets (see Note 15):

       Year ended December 31:
                   1999                                               $   46,430
                   2000                                                   66,183
                   2001                                                   73,078
                   2002                                                   80,691
                   2003                                                   89,098
                   thereafter                                            644,520
                                                                      ----------

       Total principal payments on bank loan                           1,000,000
       Add: amount of lease principal forgiven                           803,715
                                                                      ----------

       Present value of minimum lease payments                        $1,803,715
          Current portion                                                 46,430
                                                                      ----------
          Long-term portion                                           $1,757,285
                                                                      ==========

     The loan is collateralized by the equipment and virtually all assets of the Company. The interest rate on the bank loan is prime plus 2%.

     Assets capitalized under the capital leases total approximately $2,066,000. A $1,566,000 asset is held as property and equipment as the intent of management is to use it to produce a certain product line. No depreciation has yet been recognized on this asset as it has been idle since acquisition. One of the assets, capitalized at $500,000 less a $250,000 impairment loss, was reclassified as property, machinery and equipment held for sale in the year ended December 31, 1998. The Company intends to market and sell the asset (see Note 4).

8. BUSINESS COMBINATION

     On December 11, 1997, the Company acquired 100% of the issued and outstanding common stock of Accord SEG. The Company issued 9,500,000 shares of its common stock in the transaction resulting in the shareholders of Accord SEG then owning approximately 95% of the Company. The acquisition was accounted for under the purchase method of accounting. Due to the controlling ownership of Accord SEG effectively remaining with the same shareholders after the acquisition, the purchase is recorded at the net deficit book value of Accord SEG at the time of the purchase. The deficit value of Accord SEG's assets less liabilities was $(100,301) at December 11, 1997. The operating results of Accord SEG are included in the accompanying consolidated financial statements for the period December 11, 1997 through December 31, 1997. The following summarizes unaudited pro forma financial information assuming that the acquisition of Accord SEG occurred on January 1, 1997:

         Net Sales                                     $3,828,945
         Net Earnings                                  $   48,125
         Earnings per Share                            Less than $0.01 per share

     The pro forma financial information is presented for informational purposes only and may not necessarily reflect the results had Accord SEG actually been acquired on January 1, 1997, nor is this information indicative of the future consolidated results.

9. NOTES PAYABLE

     Notes payable at December 31 are comprised of the following:

                                                         1998           1997
                                                       ---------      ---------
       Note payable to equipment vendor,
       uncollateralized, monthly principal payments
       of $8,314 plus interest at 10% per annum                       $ 122,021


       Settlement of legal claim.  Legal settlement
                                                       $ 308,396
                                                       ---------      ---------
          Totals                                         308,396        122,021

           Less current portion                         (102,693)       (87,478)
                                                       ---------      ---------

           Long-term portion                           $ 205,703      $  34,543
                                                       =========      =========

     The equipment vendor loan was converted from trade accounts payable. The Company settled with the vendor for a $65,000 cash payment in the year ended December 31, 1998. The balance of $57,021 was recorded as debt forgiveness income and is classified as an extraordinary item.

     Principal payments due in years ended December 31:

                    1999                   $102,693
                    2000                    120,000
                    2001                     85,703
                                           --------


                   Total                   $308,396
                                           ========

10. EARNINGS PER SHARE

     Net income per share is calculated using the weighted average number of shares of common stock outstanding during the year. The Company has adopted SFAS No. 128 Earnings Per Share. The effect of the extraordinary item on the loss per share was less than $0.01 per share.

                                                                                              Per
                                          Income/Loss                Shares                  Share
                                       -----------------        -----------------       ---------------
                                       1998         1997        1998         1997       1998       1997
                                       ----         ----        ----         ----       ----       ----
Net (Loss) Income                   ($1,046,391)   $54,511

BASIC (LOSS) EARNINGS PER SHARE:
  Income available to Common
     Shareholders                   ($1,046,391)   $ 54,511   33,584,038   3,445,389   $ (0.03)  $ 0.02

EFFECT OF DILUTIVE SECURITIES           N/A           N/A

DILUTED (LOSS) EARNINGS PER SHARE   ($1,046,391)   $ 54,511   33,584,038   3,445,389   $ (0.03)  $ 0.02

     There were no dilutive securities outstanding at December 31, 1998 and 1997.

11. COMMON STOCK ISSUED FOR SERVICES RENDERED

     During 1997, the Company issued shares of restricted common stock as payment for professional services rendered. The Company issued 1,207,000 shares as payment for professional services rendered, valued at $37,316. The transactions were valued at the accrued and unpaid amounts of consulting fees payable.

12.  RELATED PARTY TRANSACTIONS

     The Company paid fees of $36,000 in the form of common stock to an entity owned by two members of its board of directors as compensation for services rendered in connection with the Accord SEG acquisition in the year ended December 31, 1997. The Company also has entered into an agreement with these individuals to provide fees for assistance in raising debt or equity capital. The fees are 10% of the amounts raised and payable only upon success. Fees paid or accrued to these individuals were $73,000 and $5,000 for the years ended December 31, 1998 and 1997 respectively. Balances due to these individuals were $52,704 and $24,700 at December 31, 1998 and 1997 respectively.

     The Company billed and received $344,302 in the year ended December 31, 1997, for services provided to an entity with ownership that includes the Company's president and single largest shareholder. The Company also paid $4,000 to this entity for services provided to the Company by the related entity's personnel. These transactions occurred within Accord SEG prior to the acquisition.

13. CONCENTRATION OF CREDIT RISK

      Financial instruments that potentially subject the Company to concentrations of credit risk are primarily accounts receivable. The total accounts receivable balance at December 31, 1997 is due from one customer. Full payment was received subsequent to December 31, 1997.

14. EMPLOYEE BENEFIT PLAN

     The Company provides benefits through 401(k) and SEP profit sharing plans for all full time employees who have completed six months of service and are at least 21 years of age. Contributions to SEP plan are at the discretion of the Board of Directors. The Company contributes 25% of elective employee contributions up to 6% of the individual's compensation. The Company has accrued plan contributions of $34,500 and $16,668 at December 31, 1998 and 1997, respectively. Contributions of $1,553 were expensed for the period December 11, 1997 through December 31, 1997.


15. SUBSEQUENT EVENTS

     As discussed in Note 7, subsequent to December 31, 1998, the Company restructured two capital leases through the acquisition of $1,000,000 in bank financing and settlements with the lessor. As a result of this restructuring, debt forgiveness income of $803,715 was recognized 1999.


16. EMPLOYEE STOCK OPTIONS

     The Company issues stock options from time to time to executives and key employees. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and continues to account for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for the stock options granted. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards in 1998 and 1997, consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                        1998            1997
                                                        ----            ----
         Net (Loss) Income - as reported           $ (1,046,391)      $ 54,511
         Net (Loss) Income - pro forma             $ (1,101,791)      $ 54,511
         (Loss) Income per share - as reported     $      (0.03)      $   0.02
         (Loss) Income per share - pro forma       $      (0.03)      $   0.02

     Under the provisions of SFAS No. 123, there were no fully vested options and 20,000 proportionately vested options for the year ended December 31, 1998, used to determine net earnings and earnings per share under a pro forma basis. There were no options to consider for the year ended December 31, 1997.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for years ended December 31, 1998:

         Dividend yield                                      None
         Volatility                                          2.042
         Risk free interest rate                             5.25%
         Expected asset life                                 3 years

     The summary of activity for the Company's stock options at December 31, 1998 is presented below:

                                                                        Weighted
                                                                         Average
                                                                        Exercise
                                                                          Price
                                                                          -----
      Options outstanding at beginning of year                     0       N/A
      Granted                                                 60,000     $4.00
      Exercised                                                    0       N/A
      Terminated/Expired                                           0       N/A
      Options outstanding at end of year                      60,000     $4.00
      Options exercisable at end of year                           0       N/A
      Options available for grant at end of year                 N/A

      Price per share of options outstanding                  $ 4.00

      Weighted average remaining contractual lives            3 years

      Weighted Average fair value of options granted
          during the year                                      $2.77

      The 60,000 options were granted to a single employee and are not exercisable until 1999 when the employee completes six months of service.

17. MAJOR CUSTOMERS

      Due the nature of the Company's business being associated with few but large sales transactions, significant concentrations exist. The concentration is more pronounced in the consolidated results for 1997 due to the short period of time in which the results of Accord SEG are included. Approximately 69% and 16% of the Company's revenues were generated from two customers in 1998. Approximately 82% of the Company's revenues were generated from three different customers in 1997, including 45% from one customer.

18. SETTLEMENT EXPENSE

      On August 19, 1997, Comdisco, Inc. ("Comdisco") filed a complaint with the Court attempting to enforce a Purchase and Remarketing Agreement with the Company. The complaint also attempts to enforce a Sale Agreement for the purchase of certain chambers. Comdisco was claiming principal due of $260,000 plus interest of approximately $51,000 as of December 31, 1997.The Company filed an Answer and Counterclaim claiming that it paid the amounts due under the agreements. The Company's counterclaim alleges interference with certain contractual arrangements and claims damages in an amount exceeding $500,000. The Company settled the claim in the year ended December 31, 1998 for $320,000 that is to be paid over 32 months.

                                   * * * * * *