Form 10KSB/A
period 1999-12-31
ACCORD ADVANCED TECHNOLOGIES INC
filed 2000-04-05
CIK 1072229

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999


                       ACCORD ADVANCED TECHNOLOGIES, INC.
               (Formally known as Investment Book Publishers, Inc)
               ---------------------------------------------------
                       (Name of Small Business Registrant)

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

                                 (480) 820 1400
                         ------------------------------
                         (Registrants Telephone Number)


        Securities registered pursuant to Section 12(b) of the Act: NONE

       Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock $.0001 par value
                          -----------------------------
                                (Title of Class)

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

ITEMS 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

         2        Agreement  for  Exchange of Stock and Plan of  Reorganization.
                  Incorporated by reference to the Form 10SB filed with the Commission on August 30, 1999.

         3 Articles of Incorporation with Amendments.Incorporated by reference to the Form 10SB filed with the Commission on August 30, 1999.

         3.1 By-Laws of the corporation. Incorporated by reference to the Form 10SB filed with the Commission on August 30, 1999.

         4.1 Long-term loan Union Bank (SBA).Incorporated by reference to the Form 10SB filed with the Commission on August 30, 1999.

         10.1 Subscription Agreements for the Sale of Stock.Incorporated by reference to the Form 10SB filed with the Commission on August 30, 1999.

         10.2 Contract Between Two Directors and the Issuer. Incorporated by reference to the Form 10SB filed with the Commission on August 30, 1999.

         10.3 Lease on premises of Issuer. Incorporated by reference to the Form 10SB filed with the Commission on August 30, 1999.

         10.4 Convertible Debenture Purchase Agreement. Incorporated by reference to the Form 10SB filed with the Commission on August 30, 1999.

         10.5 Convertible Debenture. Incorporated by reference to the Form 10SB filed with the Commission on August 30, 1999.

         10.6 Escrow Agreement. Incorporated by reference to the Form 10SB filed with the Commission on August 30, 1999.

         10.7 Warrant to Purchase Common Stock. Incorporated by reference to the Form 10SB filed with the Commission on August 30, 1999.

         10.8 Computation of per share earnings in financial statements. Incorporated by reference to the Form 10SB filed with the Commission on August 30, 1999, and the 10Q-SB filed on November 15, 1999

         13       The 10Q-SB filed on November 15, 1999

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


                                        ACCORD ADVANCED TECHNOLOGIES, INC.


April 4, 2000                           /s/ Travis Wilson
                                        ----------------------------------------
                                        Travis Wilson, Director and President

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


April 4, 2000                           /s/ Travis Wilson
                                        ----------------------------------------
                                        Travis Wilson, Director and President


April 4, 2000                           /s/ Carl P. Ranno
                                        ----------------------------------------
                                        Carl P. Ranno, Director and Sec/Treas.


April 4, 2000                           /s/ Gerald Flanagan
                                        ----------------------------------------
                                        Gerald Flanagan, Director

                                  EXHIBIT INDEX

Exhibit
Number                             Description
------                             -----------

         2        Agreement  for  Exchange of Stock and Plan of  Reorganization.
                  Incorporated by reference to the Form 10SB filed with the Commission on August 30, 1999.

         3 Articles of Incorporation with Amendments.Incorporated by reference to the Form 10SB filed with the Commission on August 30, 1999.

         3.1 By-Laws of the corporation. Incorporated by reference to the Form 10SB filed with the Commission on August 30, 1999.

         4.1 Long-term loan Union Bank (SBA).Incorporated by reference to the Form 10SB filed with the Commission on August 30, 1999.

         10.1 Subscription Agreements for the Sale of Stock.Incorporated by reference to the Form 10SB filed with the Commission on August 30, 1999.

         10.2 Contract Between Two Directors and the Issuer. Incorporated by reference to the Form 10SB filed with the Commission on August 30, 1999.

         10.3 Lease on premises of Issuer. Incorporated by reference to the Form 10SB filed with the Commission on August 30, 1999.

         10.4 Convertible Debenture Purchase Agreement. Incorporated by reference to the Form 10SB filed with the Commission on August 30, 1999.

         10.5 Convertible Debenture. Incorporated by reference to the Form 10SB filed with the Commission on August 30, 1999.

         10.6 Escrow Agreement. Incorporated by reference to the Form 10SB filed with the Commission on August 30, 1999.

         10.7 Warrant to Purchase Common Stock. Incorporated by reference to the Form 10SB filed with the Commission on August 30, 1999.

         10.8 Computation of per share earnings in financial statements. Incorporated by reference to the Form 10SB filed with the Commission on August 30, 1999, and the 10Q-SB filed on November 15, 1999

         13       The 10Q-SB filed on November 15, 1999

         21       Subsidiary is Accord SEG and is Incorporated in Arizona

         27       Financial Data Schedule*

----------
* Filed herewith.

ACCORD ADVANCED TECHNOLOGIES, INC.

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----

INDEPENDENT AUDITORS' REPORT                                                 F-2

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
  DECEMBER 31, 1999 AND 1998:

      Consolidated Balance Sheets                                            F-3

      Consolidated Statements of Operations                                  F-4

      Consolidated Statements of Stockholders' (Deficit) Equity              F-6

      Consolidated Statements of Cash Flows                                  F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                   F-9

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Accord Advanced Technologies, Inc.:
Tempe, Arizona

We have audited the accompanying consolidated balance sheets of Accord Advanced Technologies, Inc. (the "Company"), as of December 31, 1999 and 1998, and the related statements of operations, stockholders' (deficit) equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Accord Advanced Technologies, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 11 to the financial statements, third parties have made material claims against the Company.


KING, WEBER & ASSOCIATES, P.C.
Tempe, Arizona
March 10, 2000

ACCORD ADVANCED TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                         1999          1998
                                                      -----------   -----------
ASSETS

CURRENT ASSETS
 Cash                                                 $    13,315   $   157,078
 Accounts receivable                                      759,046         6,347
 Inventories                                              826,383     1,056,732
 Prepaid expenses and other assets                         43,977        22,134
 Income tax refund receivable                                  --         6,032
 Deferred income taxes                                     79,410       457,045
                                                      -----------   -----------
    Total current assets                                1,722,131     1,705,368

PROPERTY, MACHINERY AND EQUIPMENT, net                  1,960,709     1,998,302
DEFERRED INCOME TAXES                                      82,659        83,200
DEFERRED FINANCING COSTS                                   28,520            --
OTHER ASSETS                                               43,683        36,184
                                                      -----------   -----------
TOTAL ASSETS                                          $ 3,837,702   $ 3,823,054
                                                      ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Bank line of credit                                  $   148,750   $        --
 Accounts payable                                         673,889       639,141
 Accrued liabilities                                      328,086       387,079
 Income taxes payable                                      53,348            --
 Accrued warranty and installation expense                136,787            --
 Customer deposits                                        421,853       777,602
 Capital lease obligations - current portion               17,090        46,430
 Note payable - current portion                           187,901       102,693
                                                      -----------   -----------
    Total current liabilites                            1,967,704     1,952,945

CAPITAL LEASE OBLIGATIONS - long-term portion              47,139     1,757,285
NOTE PAYABLE - long-term portion                          988,618       205,703
                                                      -----------   -----------
    Total liabilities                                   3,003,461     3,915,933
                                                      -----------   -----------
STOCKHOLDERS' EQUITY (DEFICIT):
 Preferred stock, $.0001 par value, 3,000,000 shares
  authorized, none issued
 Common stock, $.0001 par value, 47,000,000 share
  authorized, 39,568,638 and 39,548,638 issued
  and outstanding                                           3,957         3,955
 Paid in capital                                          965,973       963,390
 Accumulated deficit                                     (135,689)   (1,060,224)
                                                      -----------   -----------
    Total stockholders' equity (deficit)                  834,241       (92,879)
                                                      -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)  $ 3,837,702   $ 3,823,054
                                                      ===========   ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

ACCORD ADVANCED TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


                                                         1999           1998
                                                     -----------    -----------
SALES                                                $ 5,917,470    $ 3,940,234

COST OF SALES                                          3,683,453      2,865,641
                                                     -----------    -----------

     Gross profit                                      2,234,017      1,074,593
                                                     -----------    -----------
OTHER (INCOME) AND EXPENSES
  General and administrative expense                   1,177,132      1,224,661
  Selling and marketing expense                          809,584        480,736
  Interest expense                                       117,980        442,431
  Impairment loss                                         75,000        250,000
  Settlement expense                                          --        320,000
  Other income                                          (252,611)        (7,444)
                                                     -----------    -----------

     Total other expense                               1,927,085      2,710,384
                                                     -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES
 AND EXTRAORDINARY ITEM                                  306,932     (1,635,791)

INCOME TAX (PROVISION) BENEFIT                           (99,047)       544,080
                                                     -----------    -----------

NET INCOME LOSS BEFORE EXTRAORDINARY ITEM                207,885     (1,091,711)

EXTRAORDINARY ITEM - DEBT FORGIVENESS INCOME
 (net of income taxes of $341,484 and $12,047)           716,650         45,320
                                                     -----------    -----------

NET INCOME (LOSS)                                    $   924,535    $(1,046,391)
                                                     ===========    ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

ACCORD ADVANCED TECHNOLOGIES, INC.

FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


                                                       1999             1998
                                                   -----------      -----------
NET INCOME (LOSS) PER COMMON SHARE
 Basic:
   Before extraordinary item                       $         *      $     (0.03)
   Extraordinary item                                     0.02                *
                                                   -----------      -----------
        Total                                      $      0.02      $     (0.03)
                                                   ===========      ===========
 Diluted:
   Before extraordinary item                       $         *      $     (0.03)
   Extraordinary item                                     0.02                *
                                                   -----------      -----------
        Total                                      $      0.02      $     (0.03)
                                                   ===========      ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
 Basic                                              39,555,912       33,584,038
                                                   ===========      ===========
 Diluted                                            39,597,346       33,584,038
                                                   ===========      ===========
----------
* Less than $0.01 per share.

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

ACCORD ADVANCED TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                  COMMON STOCK      ADDITIONAL
                                              -------------------    PAID-IN    ACCUMULATED
                                                SHARES     AMOUNT    CAPITAL      DEFICIT        TOTAL
                                              ----------   ------   ---------   -----------   -----------
BALANCE JANUARY 1, 1998                       12,445,000   $1,245   $  73,701   $   (13,833)  $    61,113
 Stock split (3 for 1)                        24,890,000    2,489      (2,489)                          0
 Stock issued for cash at $1.32                  313,638       31     414,968                     414,999
 Stock issued for cash at $0.25                1,900,000      190     477,210                     477,400
 Net loss                                                                        (1,046,391)   (1,046,391)
                                              ----------   ------   ---------   -----------   -----------

BALANCE DECEMBER 31, 1998                     39,548,638    3,955     963,390    (1,060,224)      (92,879)
 Stock issued as payment for legal fees           15,000        1         934                         935
 Stock issued for as payment for employee
  compensation                                     5,000        1       1,649                       1,650
 Net income                                                                         924,535       924,535
                                              ----------   ------   ---------   -----------   -----------

BALANCE DECEMBER 31, 1999                     39,568,638   $3,957   $ 965,973   $  (135,689)  $   834,241
                                              ==========   ======   =========   ===========   ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

ACCORD ADVANCED TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                      1999              1998
                                                  -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                $   924,535       $(1,046,391)
 Adjustments to reconcile net  income (loss) to
  net cash provided by operating activities:
  Depreciation                                         55,993            58,211
  Loss on disposal of equipment                            --             4,122
  Deferred income taxes                               374,927          (526,001)
  Issuance of stock for compensation and
    services rendered                                   2,585                --
  Impairment expense on equipment                      75,000           250,000
  Litigation settlement expense                            --           320,000
  Forgiveness of long-term debt                    (1,058,134)          (57,367)
 Changes in assets and liabilities:
  Accounts receivable                                (752,699)          957,886
  Inventory                                           230,349          (142,520)
  Income tax payable/receivable                        59,380                --
  Other  current assets                               (21,843)          (11,317)
  Deferred financing costs                            (28,520)               --
  Other assets                                         (7,499)           (2,990)
  Accounts payable                                     34,748           427,536
  Accrued liabilities                                 240,426           (41,637)
  Accrued warranty and installation expense           136,787           (67,215)
  Customer deposits                                  (355,749)           69,369
                                                  -----------       -----------
      Net cash (used in) provided by
       operating activities                           (89,714)          191,686
                                                  -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Loan to officer                                          --            (7,846)
 Purchase of property, machinery and equipment       (22,903)          (19,569)
                                                  ----------        ----------
      Net cash (used in) investing activities        (22,903)          (27,415)
                                                  ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings on bank line of credit                    148,750                --
 Repayment of short-term debt                              --          (881,592)
 Borrowings on long-term debt                         950,000                --
 Principal payments on long-term debt                (131,877)          (76,258)
 Payments on capital lease obligations             (1,001,268)               --
 Proceeds from sale of common stock                        --           892,399
                                                  -----------       -----------
      Net cash (used in) financing activities         (34,395)          (65,451)
                                                  -----------       -----------
(DECREASE) INCREASE IN CASH                          (147,012)           98,820

CASH, BEGINNING OF YEAR                               157,078            58,258
                                                  -----------       -----------
CASH, END OF YEAR                                 $    13,315       $   157,078
                                                  ===========       ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

ACCORD ADVANCED TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                    1999           1998
                                                  --------       --------
SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                $113,719       $346,442
                                                  ========       ========
     Income taxes paid                            $     --       $  6,032
                                                  ========       ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Debt incurred related to legal settlement                        $330,000
                                                                 ========
Equipment acquired under capital leases           $ 70,497
                                                  ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

ACCORD ADVANCED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


1. ORGANIZATION AND BASIS OF PRESENTATION

   Accord  Advanced  Technologies,  Inc.  (the  "Company"),  formally  known  as
   Investment Book Publishing, Inc. ("IBP") was formed in 1996 and was a development stage enterprise and had no significant operations until its acquisition of Accord Semiconductor Equipment Group, Inc. ("Accord SEG") on December 11, 1997. Accord SEG services, reconditions and modifies multi-chamber semiconductor equipment. The Company's customers include many of the major silicon wafer manufacturers in the United States and overseas. Accord SEG became a wholly-owned subsidiary of Accord Advanced Technologies, Inc., by the Company exchanging 9,500,000 shares of its common stock for 100% of the common stock of Accord SEG resulting in the shareholders of Accord SEG owning approximately 95% of Accord Advanced Technologies, Inc. The accompanying financial statements represent the consolidated financial position and results of operations of Accord Advanced Technologies, Inc. and includes the accounts and results of operations of the Company and its wholly owned subsidiary for the years ended December 31, 1999 and December 31, 1998.


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

   INVENTORIES  consist  primarily of used  equipment and wafer chambers and are
   stated  at  the  lower  of  cost   (specific   identification)   or   market.
   Work-in-process is stated at the cost for raw materials and direct labor.

   PROPERTY, MACHINERY AND EQUIPMENT is recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 10 years. Depreciation expense is not recorded for equipment acquired but not yet to placed in service.

   REVENUE RECOGNITION - The Company recognizes revenue when the product is shipped and there are no remaining significant obligations on the part of the Company. Costs for installation, warranty and commissions are accrued when the corresponding sales revenues are recognized. Payments from customers prior to shipment are recorded as customer deposits. Revenues for service contracts are recognized ratably over the term of the contracts.

   INCOME TAXES - The Company provides for income taxes based on the provisions of Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES, which among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statements.

   FINANCIAL  INSTRUMENTS  - Financial  instruments  consist  primarily of cash, accounts receivable, and obligations under accounts payable, accrued expenses, notes payable and capital lease instruments. The carrying amounts of cash, accounts receivable, accounts payable, accrued expenses and short-term debt approximate fair value because of the short maturity of those instruments. The carrying value of the Company's capital lease arrangements approximates fair value because the instruments were valued at the retail cost of the equipment at the time the Company entered into the arrangements.

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

3. INVENTORIES

   Inventories at December 31 consist of the following:

                                               1999            1998
                                             --------       ----------

          Raw materials                      $299,839       $  290,122
          Work in process                     351,544          591,610
          Finished goods                      175,000          175,000
                                             --------       ----------
            Total  inventory                 $826,383       $1,056,732
                                             ========       ==========

   The Company wrote off approximately $193,000 in inventories in the year ended December 31, 1998 because of uncertainties about the ability of the Company to utilize or liquidate the related items.

4. PROPERTY, MACHINERY AND EQUIPMENT

   Property, machinery and equipment at December 31 consist of the following:

                                                          1999           1998
                                                       ----------     ----------

     Test, research and demonstration equipment        $       --     $1,566,354
     Equipment held for sale                            1,741,058        250,000
     Shop equipment and tools                             138,628        104,900
     Computer hardware and software                       142,561         81,320
     Office furniture and equipment                        25,355         26,628
     Vehicles                                               7,500
                                                                           7,500
     Leasehold improvements                               114,434        114,434
                                                       ----------     ----------
         Total                                          2,169,536      2,151,136

     Less accumulated depreciation and
      amortization                                        208,827        152,834
                                                       ----------     ----------
     Property, machinery and equipment - net           $1,960,709     $1,998,302
                                                       ==========     ==========

   Depreciation expense for the years ended December 31, 1999 and 1998 was $ 55,993 and $58,211, respectively.

   As of December 31, 1998 two assets capitalized under leases totalled approximately $1,816,000, representing the estimated fair value of the assets at the inception date of the leases. Management had intended to use one of the assets, valued at $1,566,000, for a separate product line that has not yet commenced. The other asset was originally valued at $500,000. The Company incurred an impairment loss on this asset for the years ended December 31, 1999 and 1998 of $75,000 and $250,000, respectively. The fair value was estimated on the basis of comparable sales less costs to put the equipment in working condition, discounted for liquidity issues. Both assets have been idle since acquisition. As such, no depreciation has been recognized. The net book value of these assets was $1,641,000 at December 31, 1999. The Company intends to dispose of both assets and is seeking buyers. As discussed in Note 12, in March 1999, the Company entered into an agreement with the lessors to purchase these two pieces of equipment under lease. The obligation under the capital lease was restructured, reduced and refinanced with another financial institution.

5. BANK LINE OF CREDIT

   The Company obtained a $150,000 revolving line of credit with a financial institution in 1999, of which $148,750 was drawn upon at December 31, 1999. Interest is at the prime rate plus 2%. The rate at Deember 31, 1999 was 10.5%. The line of credit expires May 15, 2000.

6. INCOME TAXES

   The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. Income taxes for the years ended December 31, consisted of the following:

                                                       1999         1998
                                                    ---------    ---------
     Current tax provision (benefit)
      Before extraordinary item                     $  14,433    $  (6,032)
      Extraordinary item                               51,171           --
                                                    ---------    ---------
                                                    $  65,604    $  (6,032)
                                                    ---------    ---------
     Deferred tax provision (benefit)
      Before extraordinary item                        83,616     (538,048)
      Extraordinary item                              290,313       12,047
                                                    ---------    ---------
              Total deferred provision (benefit)      374,927     (526,001)
                                                    ---------    ---------
      Total income tax provision (benefit)          $ 440,531    $(532,033)
                                                    =========    =========

   Approximately $134,000, $83,000 and $67,000 of the deferred tax asset at December 31, 1999 relates to a contingent liability, equipment book and tax bases differences for accruals and reserves, respectively. Deferred tax assets of $674,000 less a valuation allowance of $134,000 at December 31, 1998 relate primarily to net operating loss carryforwards of $1,356,015 at December 31, 1998 which were fully utilized in 1999.

   The deferred income tax benefit for the year ended December 31, 1999 relates to the utilization of the net operating loss carryforward and the recognition of deferred tax assets for the warranty reserve and the contingency for legal settlement. Deferred income taxes for the year ended December 31, 1998 relate to temporary differences for the net operating loss carryforward, net of the establishment of a valuation allowance of $134,000, and book and tax differences for the impairment loss

   The differences between the statutory and effective tax rates is as follows:

                                               1999                  1998
                                        -----------------     -----------------
     Federal statutory rates            $ 464,122     34%     $(556,169)  (34)%
     State income taxes                   109,205      8%      (130,863)   (8)%
     Utilization of operating loss
      carryforwards                      (133,876)  (13)%
     Valuation allowance for operating
      loss carryforwards                                       134,000      8%
     Other                                    973      1%        20,999      1%
                                        ---------   ----      ---------   ----
          Effective rate                $ 440,531     30%     $(532,033)  (33)%
                                        =========   ====      =========   ====

7. LEASES

   Operating Leases

   The Company leases its facilities under long-term operating lease that expire in 2004. Rent expense under this lease was approximately $114,400 and $97,544 for the years ended December 31, 1999 and 1998. Minimum annual lease payments under this agreement are as follows for years ended December 31:

              2000                                        $102,760
              2001                                         106,120
              2002                                         109,480
              2003                                         112,840
              2004                                         106,260
                                                          --------
                Total minimum lease payments              $537,460
                                                          ========

   CAPITAL LEASES

   Accord SEG entered into two capital leases for equipment in 1996. In March, 1999, the Company purchased the leased assets and was released from all related encumbrances. This transaction resulted in a forgiveness of lease debt of $808,715. The purchase was financed with a 10-year bank loan for $1,000,000 guaranteed by the Small Business Administration and personally guaranteed by the majority stockholder and spouse.

   The Company entered into two capital leases for computer equipment and software in 1999. As of December 31, 1999 assets capitalized under these leases total approximately $70,497. Related depreciation expense and accumulated depreciation was $3,070.

   The following represents principal payments due on these leases:

     Year ended December 31:

          2000                                              $ 28,844
          2001                                                28,844
          2002                                                28,228
                                                            --------
          Total minimum lease payments                        85,916
            Less amount representing interest                (21,687)
                                                            --------
          Present value of minimum lease payments             64,229
                          Current portion                     17,090
                                                            --------
                          Long-term portion                 $ 47,139
                                                            ========

8. NOTES PAYABLE

   Notes payable at December 31 are comprised of the following:

                                                           1999         1998
                                                        ---------     ---------
     Settlement   of   legal   claim.    Legal
     settlement  requires  the  full  award of
     $320,000  to be paid at $10,000 per month
     plus interest at 10% per annum                    $  211,036     $ 308,396

     Note  payable to bank due March 19,  2009
     Original principal  $1,000,000 payable in
     120 monthly payments of $13,065. Interest
     at  prime  plus  2%   collateralized   by
     virtually  all assets of the  Company and
     guaranteed   by   the   Small    Business
     Administration     and    the    majority            965,483            --
     shareholder and spouse                            ----------     ---------
                                                        1,176,519       308,396
         Totals
         Less current portion                            (187,901)     (102,693)
                                                       ----------     ---------
         Long-term portion                             $  988,618     $ 205,703
                                                       ==========     =========

   Principal payments due in years ended December 31:

      2000                                             $  187,901
      2001                                                160,925
      2002                                                 81,104
      2003                                                 89,375
      2004                                                 98,489
      Thereafter                                          558,725
                                                       ----------

      Total                                            $1,176,519
                                                       ==========

9.  EARNINGS PER SHARE

    Net income (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the year. The effect of the extraordinary item on the loss per share was $0.02 per share for the ended December 31, 1999 and less than $0.01 for the year ended December 31, 1998. The following presents the computation of basic and diluted earnings per share from continuing operations:

                                              Income (Loss)                Shares              Per Share
                                         -----------------------   --------------------     --------------
                                            1999         1998         1999         1998     1999      1998
                                            ----         ----         ----         ----     ----      ----
Net Income (Loss)                        $ 924,535   $(1,046,391)
Extraordinary income                      (716,650)      (45,320)
                                         ---------   -----------
Income from continuing operations          207,885    (1,091,711)

BASIC EARNINGS (LOSS) PER SHARE
 Loss available to Common Shareholders   $ 207,885   $(1,091,711)  39,555,912   33,584,038   $  *    $(0.03)

EFFECT OF DILUTIVE SECURITIES
  EMPLOYEE STOCK OPTIONS                                               41,434

DILUTED EARNINGS (LOSS) PER SHARE        $ 207,885   $(1,091,711)  39,597,346   33,584,038   $  *    $(0.03)

----------
* less than $0.01 per share

    The effect of dilutive securities for the year ended December 31, 1999, includes stock options assumed exercised for which the market value exceeds the exercise price less shares which would have been purchased by the Company with the related proceeds. The effect of dilutive securities in the year ended December 31, 1999 is less than $0.01 per share. Excluded from the total earnings per share calculation for the year ended Decemebr 31, 1999 are 110,000 options for which the option exercise price exceeds the market value of the stock. There were no dilutive securities outstanding at December 31, 1998.

10. COMMON STOCK ISSUED AND GRANTED

    The Company periodically issues common stock for services rendered by consultants and for compensation to employees. The value of the stock issued during the year ended December 31, 1999, was valued at fair market value at date of granting. The value of stock that was granted but not issued has been netted in additional paid-in-capital.

11. CONTINGENCIES

    A complaint was filed against the Company in October 1999 by certain debenture holders alleging breach of a Debenture Purchase Agreement (the "agreement"). The plaintiffs have pleaded a three-count action alleging 1) breach of contract, 2) breach based on delisting from the OTC bulletin board, and 3) unjust enrichment. The Complaint seeks damages of approximately $372,000. The Company has denied the allegation and has filed a counterclaim alleging that the plaintiffs intentionally breached the terms of the agreement by taking actions with the intent to drive down the stock price thereby allowing the plaintiffs to acquire additional shares based on the floating conversion price set forth in the agreement. The shares associated with the debenture agreement were issued in 1998. The Company seeks damages in an amount not less than $1,000,000 for the plaintiffs actions.

    The Company has offered to settle this matter, which was refused by the plaintiffs. The Company is preparing for discovery to vigorously defend this case and prosecute its counterclaim. Because of the third party's refusal of the settlement offer, the Company intends to aggressively pursue its counterclaim. The Company, on advice of its counsel, believes that sufficient evidence exists in its favor, and that there is a reasonable probability of success on the counter claim in an amount at least to what is claimed by the third party. Therefore, no accrual has been made regarding this matter.

    The Company has entered into a dispute with a customer whereby the customer has claimed damages of approximately $133,000. The Company disagrees with the claims and intends to vigorously defend its position in regard to this matter. The Company believes that it will be successful in defending this claim.

    In the year ended December 31, 1999, the Company recognized income of approximately $210,000 related to an estimated liability for a customer deposit. The amount is included in other income in the accompanying statement of operations. The liability arose in 1996 on a deposit of equipment made by a customer. Certain credits were made against the deposit on orders made by the customer. There were uncertainties between the Company and the customer relative to the remaining balance of the deposit. The Company conitinues to make sales to that customer and and that customer has made no formal claim for credit on a deposit. It is the Company's position that it has fulfilled all obligations due the customer and has written off the remaing $210,000 deposit balance. The Company and its counsel believe that due to numerous issues involving this matter, the probability of the customer sustaining any claim for that deposit is unlikely.

    On August 19, 1997, Comdisco, Inc. ("Comdisco") filed a complaint with the Court attempting to enforce a Purchase and Remarketing Agreement with the Company. The complaint also attempted to enforce a Sale Agreement for the purchase of certain chambers. The Company filed an Answer and Counterclaim claiming that it paid the amounts due under the agreements. The Company settled the claim in the year ended December 31, 1998 for $320,000 that is to be paid over 32 months (Note 8).

12. EXTRAORDINARY ITEM - DEBT FORGIVENESS INCOME

    In March, 1999, the Company negotiated with certain lessors wherein it purchased the leased assets using proceeds from a refinancing agreement with a third party lender, resulting in debt forgiveness of $808,715 and forgiveness of the related interest accrued of $249,419. The lease buyout was financed with a $1,000,000 bank loan, guaranteed by the Small Business Administration, as disclosed in Note 8.

    For the year ended December 31,1998, an equipment vendor loan was converted from trade accounts payable. The Company settled with the vendor for a $65,000 cash. Debt forgiveness income of $57,367 was recognized in 1998, and is classified as an extraordinary item at $45,320, net of tax.

13. RELATED PARTY TRANSACTIONS

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

14. CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to concentrations of credit risk are primarily accounts receivable. Approximately 63% of the total accounts receivable balance at December 31, 1999 consists of a receivable from one customer, which was received in full subsequent to December 31, 1999.

15. EMPLOYEE BENEFIT PLAN

    The Company provides benefits through 401(k) and SEP profit sharing plans for all full time employees who have completed six months of service and are at least 21 years of age. Contributions to SEP plan are at the discretion of the Board of Directors. The Company contributes 25% of elective employee contributions up to 6% of the individual's compensation for the 401(k) plan. The Company's expense for plan contributions was $31,302 and $34,500 for years ended December 31, 1999 and 1998, respectively.

16. EMPLOYEE STOCK OPTIONS

    The Company issues stock options from time to time to executives and key employees. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and continues to account for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for the stock options granted. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards in 1999 and 1998, consistent with the provisions of SFAS No. 123, the Company's net income (loss) and income (loss) per share would have been increased to the pro forma amounts indicated below:

                                                     1999            1998
                                                   --------      ------------

        Net income (loss)  - as reported           $720,610      $(1,046,391)
        Net income (loss) - pro forma              $607,827      $(1,101,791)
        Income (loss) per share - as reported      $   0.02      $     (0.03)
        Income (loss) per share - pro forma        $   0.02      $     (0.03)

    Under the provisions of SFAS No. 123, there were 60,000 fully vested options and 55,833 proportionately vested options for the year ended December 31, 1999, used to determine net earnings and earnings per share under a pro forma basis. There were no fully vested options and 20,000 proportionately vested options for the year ended December 31, 1998, used to determine net earnings and earnings per share under a pro forma basis.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for years ended December 31, 1999 and 1998:

                                                      1999          1998
                                                      ----          ----

        Dividend yield                                None          None
        Volatility                                   2.109          2.042
        Risk free interest rate                       6.00%          5.25%
        Expected asset life                         4 years        3 years

    The summary of activity for the Company's stock options at December 31, 1999 and 1998 is presented below:

                                                                Weighted                Weighted
                                                                Average                 Average
                                                                Exercise                Exercise
                                                    1999         Price        1998       Price
                                                    ----         -----        ----       -----
 Options outstanding at beginning of year            60,000      $4.00            0        N/A
 Granted                                            530,000      $0.15       60,000      $4.00
 Exercised                                                0        N/A            0        N/A
 Terminated/Expired                                       0        N/A            0        N/A
 Options outstanding at end of year                 590,000      $0.55       60,000      $4.00
 Options exercisable at end of year                  60,000      $4.00            0        N/A

 Options available for grant at end of year             N/A                     N/A

 Price per share of options outstanding          $0.10-4.00                  $ 4.00

 Weighted average remaining contractual lives     3.5 years                 3 years

 Weighted Average fair value of options
     granted during the year                          $0.10                   $2.77

17. MAJOR CUSTOMERS

    Due to the nature of the Company's business being associated with few but large sales transactions, significant concentrations exist. Approximately 41%, 11% and 11% of the Company's revenues were generated from three different customers in 1999. Approximately 69% and 16% of the Company's revenues were generated from two customers in 1998.


                                   * * * * * *