Form 10QSB
period 2000-03-31
ACCORD ADVANCED TECHNOLOGIES INC
filed 2000-05-15
CIK 1072229

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB
                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


                       ACCORD ADVANCED TECHNOLOGIES, INC.
               (Formally known as Investment Book Publishers, Inc)
                         (Name of Small Business Issuer)

   March 31, 2000                                                0-27187
---------------------                                    ----------------------
For the Quarter Ended                                    Commission File Number

       Nevada                                                  88-0361127
------------------------                                 -----------------------
(State of Incorporation)                                    (I.R.S. Employer
                                                         Identification Number.)

                   5002 South Ash Avenue, Tempe, Arizona 85282
           ----------------------------------------------------------
           (Address of Principal Executive Offices Including Zip Code)

                                 (480) 820 1400
                           --------------------------
                           (Issuers Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES [X] NO [ ]

Number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 2000: 39,568,638

         Transitional Small Business Disclosure Format: YES [ ] NO [X]

                       ACCORD ADVANCED TECHNOLOGIES, INC.

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

         Consolidated Balance Sheet at March 31, 2000                      2

         Consolidated Statements of Operations for the three
         months ended March 31, 2000 and 1999                              3

         Consolidated Statements of Cash Flows for the three
         months ended March 31, 2000 and 1999                              5

     Item 2 - Management's Discussion and Analysis                         6

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                            11

     Item 2. Changes in Securities and Use of Proceeds                    11

     Item 3. Default Upon Senior Securities                               11

     Item 4. Submission of Matters to a Vote of Security Holders          11

     Item 5. Other Information                                            11

     Item 6. Exhibits and Reports on Form 8-K                             12

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       ACCORD ADVANCED TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET
                           MARCH 31,2000 (unaudited)


                                     ASSETS
CURRENT ASSETS
   Cash                                                             $   149,727
   Accounts receivable                                                  686,179
   Inventories                                                          594,779
   Deferred income taxes                                                 71,438
   Prepaid expenses and other assets                                     51,380
                                                                    -----------
      Total current assets                                            1,553,503
                                                                    -----------
PROPERTY, MACHINERY AND EQUIPMENT, net                                1,978,196
DEFERRED INCOME TAXES                                                    93,579
DEFERRED LOAN COSTS                                                      27,749
OTHER ASSETS                                                             54,325
                                                                    -----------

TOTAL ASSETS                                                        $ 3,707,352
                                                                    ===========
                     LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
   Bank line of credit                                              $   148,750
   Accounts payable                                                     664,793
   Accrued liabilities                                                  400,536
   Accrued warranty and installation expense                            162,025
   Income taxes payable                                                  62,198
   Customer deposits                                                    220,100
   Capital lease obligations - current portion                           24,114
   Note payable - current portion                                       193,200
                                                                    -----------
      Total current liabilites                                        1,875,716
                                                                    -----------

CAPITAL LEASE OBLIGATIONS - long-term portion                            58,522
NOTE PAYABLE - long-term portion                                        932,951
                                                                    -----------
      Total liabilities                                               2,867,189
                                                                    -----------
STOCKHOLDERS' EQUITY:
   Preferred stock, $.0001 par value, 3,000,000 shares
     authorized, none issued
   Common stock, $.0001 par value, 47,000,000 share
     authorized, 39,568,638, issued and outstanding                       3,957
   Paid in capital                                                      965,973
   Retained earnings                                                   (129,767)
                                                                    -----------
      Total stockholders' equity                                        840,163
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 3,707,352
                                                                    ===========

                       ACCORD ADVANCED TECHNOLOGIES, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                  Three months ended March 31,
                                                     2000              1999
                                                  -----------       -----------

SALES                                             $ 1,553,138       $ 1,005,760
COST OF SALES                                         937,539           654,423
                                                  -----------       -----------
  Gross profit                                        615,599           351,337
                                                  -----------       -----------
OTHER (INCOME) AND EXPENSES
  General and administrative expense                  470,309           269,392
  Selling and marketing expense                       111,364           170,954
  Interest expense                                     30,921            41,544
  Other (income) expense                               (8,819)             (495)
                                                  -----------       -----------
  Total other expense                                 603,775           481,395
                                                  -----------       -----------
INCOME (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                               11,824          (130,058)

INCOME TAX (PROVISION) BENEFIT                         (5,902)           51,014
                                                  -----------       -----------

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM             5,922           (79,044)

EXTRAORDINARY ITEM - DEBT FORGIVENESS INCOME
    (net of income taxes of $341,484)                      --           716,650
                                                  -----------       -----------

NET INCOME                                        $     5,922       $   637,606
                                                  ===========       ===========
NET INCOME (LOSS) PER COMMON SHARE
  Basic:
    Before extraordinary item                     $         *       $         *
    Extraordinary item                            $        --       $      0.02
                                                  -----------       -----------
         Total                                    $         *       $      0.02
                                                  ===========       ===========
  Diluted:
    Before extraordinary item                     $         *       $         *
    Extraordinary item                            $        --       $      0.02
                                                  -----------       -----------
         Total                                    $         *       $      0.02
                                                  ===========       ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  Basic                                            39,568,638        39,548,638
                                                  ===========       ===========
  Diluted                                          42,469,967        39,611,796
                                                  ===========       ===========
* less than $0.01

                       ACCORD ADVANCED TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              FOR THE THREE MONTHS ENDED MARCH 31,
                                                                   2000                  1999
                                                               -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $     5,922           $   637,606
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                                     17,076                14,999
   Deferred income taxes                                            (2,948)              284,438
   Forgiveness of long-term debt                                        --            (1,058,134)
   Changes in assets and liabilities:
    Accounts receivable                                             72,867               (83,096)
    Inventory                                                      231,604               510,430
    Other  current assets                                           (7,403)               (6,822)
    Deferred loan costs an other noncurrent assets                  (9,871)              (19,735)
    Accounts payable                                                (9,096)              (72,079)
    Accrued liabilities                                             72,450                68,227
    Income taxes payable                                             8,850                    --
    Accrued warranty and installation expense                       25,238                39,246
    Customer deposits                                             (201,753)             (400,264)
                                                               -----------           -----------
         Net cash provided by operating activities                 202,936               (85,184)
                                                               -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, machinery and equipment                    (10,428)                 (293)
                                                               -----------           -----------
         Net cash (used in) provided by investing
          activities                                               (10,428)                 (293)
                                                               -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on line of credit                                      50,000
  Borrowings on long-term debt                                          --               950,000
  Principal payments on capital lease obligations                   (5,728)             (995,000)
  Principal payments on long-term debt                             (50,368)              (12,335)
                                                               -----------           -----------
         Net cash (used in) provided by financing
          activities                                               (56,096)               (7,335)
                                                               -----------           -----------

INCREASE (DECREASE) IN CASH                                        136,412               (92,812)

CASH, BEGINNING OF PERIOD                                           13,315               157,078
                                                               -----------           -----------

CASH, END OF PERIOD                                            $   149,727           $    64,266
                                                               ===========           ===========
SUPPLEMENTAL INFORMATION:
   Computer equipment purchased through capital lease          $    24,135                    --
                                                               ===========           ===========

   Interest paid                                               $    30,921           $    10,872
                                                               ===========           ===========

STATEMENT OF INFORMATION FURNISHED

         The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of March 31, 2000, and the results of operations for the three months ended March 31, 2000 and 1999, and cash flows for the three months ended March 31, 2000 and 1999. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1999 financial statements included in Form 10-KSB.

         Certain information and footnote disclosure normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Sales increased from $1,006,000 for the three months ended March 31, 1999 to $1,553,000 for the three months ended March 31, 2000, an increase of $547,000 or 54%. The sales increase is mostly attributable to an increase in the service portion of the company's business.

         The gross profit increased from $351,000 in the period ended March 31, 1999 to $616,000 in the period ended March 31, 2000, an increase of $265,000 or 75%. The gross profit margin increased to approximately 40% in 2000 from 35% in 1999. The Company's gross profit margins are subject to volatility because of the factor that each contract is unique and the cost of the basic tool or piece of equipment for remanufacturing may vary significantly depending on availability. In addition, the margins on service business are higher.

         General and administrative expenses increased to $470,000 in the period ended March 31, 2000, from $269,000 in the period ended March 31, 1999, an increase of $201,000 or 75%. This increase is due to hiring of additional personnel.

         Selling and marketing expenses decreased to $111,000 in the period ended March 31, 2000, from $171,000 in the period ended March 31, 1999, a decrease of $60,000 or 35 %. Selling and marketing expenses include sales commissions which is a factor of the sales volume as well as whether the sales are made through outside sales representatives or direct (inside) sales representatives. Sales commissions for outside representatives are higher than inside. For the period ended March 31, 2000 all sales were made by direct sales representatives. For the period ended March 31, 1999 a significant sale was by an outside representative. Selling and marketing expenses, as a percentage of sales was 7% as of March 31, 2000 compared to 17% as of March 31, 1999.

         Interest expense decreased to $31,000 in the period ended March 31, 2000, from $42,000 in the period ended March 31, 1999, a decrease of $11,000 or 26%. The decrease is the due primarily to the reduction in debt associated with the refinancing of approximately $1,800,000 in capital lease obligations resulting in $1,058,000 in debt forgiveness. The new financing is at an interest rate less than the prior capital lease obligations. The debt forgiveness income of $710,000, net of income taxes, in the period ended March 31, 1999, reflects the difference in the capital lease obligations and the negotiated buy-out of the leases from the lessor.

LIQUIDITY AND CAPITAL RESOURCES

         The Company historically has had a working capital deficiency. The Company had a net working capital deficit of $322,000 at March 31, 2000 as compared to a deficiency of $246,000 at December 31, 1999. The Company operates at very low cash levels and at times can experience cash flow difficulties. These cash flow difficulties can periodically affect operations. The Company has attempted to secure cash deposits from customers at the time purchase orders are submitted to assist in much of the up front costs that are incurred in completing customer orders. The largest component of cost of sales is the cost of acquiring the primary tool or machine. The Company may also request the customer to purchase the used tool or machine as well as some of the parts required for the refurbishing. The Company has historically borrowed funds from certain purchase order lenders. In the year ended December 31, 1999, the Company secured a $150,000 bank line of credit. The line of credit expires in May, 2000. The Company intends to refinance this line of credit to a 3-year term loan as of May 15, 2000. At March 31, 2000, the Company's annual debt service is approximately $330,000 including capital lease obligations excluding the bank line of credit. The Company believes that at its current operating levels it can continue to require customer deposits and that it has several sources to obtain financing upon obtaining a customer purchase order.

         The Company is holding for sale two pieces of equipment that have been idle since they were acquired. The Company had intended to use this equipment to expand its product line but now has postponed those plans. The net book value of this equipment was $1,641,000 at March 31, 2000. The Company will continue its efforts to sell this equipment and believes that it will eventually recognize proceeds equal to or greater than the carrying value.

         The Company has not experienced material losses on receivables from its customers. Its customers generally are large companies with significant resources. The Company requires final payment upon delivery, installation and completion of testing.

         The Company is attempting to raise additional debt or equity capital to allow it to expand the current level of operations.

         The Company is a defendant in a claim filed by one of its shareholders. See Part II Item 1. LEGAL Proceedings. The effect of the ultimate resolution of this claim on liquidity and operations cannot yet be determined.

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

         TECHNOLOGICAL CHANGE. The nature of the Company's service and product is such that changes are continually made to the tools and machines. The Company has been able to keep pace with those changes and hire qualified personnel that are well trained and experienced with the design and manufacturing of the equipment. The Company has historically hired much of its personnel from the original equipment manufacturers.

         COMPETITION. The Company faces competition from many sources, including the original equipment manufacturers. Many of these competitors are larger and have significantly more resources than the Company.

         LAWSUIT. The Company is involved in a lawsuit for claims made by a stockholder whom had held convertible debt, converted the debt to common stock and alleges that the Company breached the debenture agreement. The Company claims that the stockholder was involved in improper trading of the Company's stock, which resulted in a breach of the debenture agreement and has filed a counter claim requesting damages in the amount of $1,000,000. The stockholder has asked for $372,000. The effect of the ultimate resolution of this claim on liquidity and operations cannot yet be determined. See LEGAL PROCEEDINGS.

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

         Traditional Chemical/Mechanical Planarization employs a combination of mechanical pressure, abrasive slurry and chemical etchant to grind flat the thin film layers of an IC. There is potential for damage to the IC if the layers are ground too thin or if any residue from the CMP process remains. Accord's planarization process yields greater consistency at a lower cost than does CMP. The Company expects to complete a prototype incorporating its new technology during 2000. The process is dry, slurry-free, environmentally safe, adaptable to standard cluster deposition/etch tools and is cost effective with rapid planarization rates.

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

         The issuer has fifteen (15) full time employees; three (3) contracted employees and two (2) independent sales representative groups as of March 31, 2000.

ITEM 1. LEGAL PROCEEDINGS

        The Company is not a party to any litigation and to its knowledge, no action, suit or proceedings against it has been threatened by any person or entity.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         Exhibit Number                          Description
         --------------                          -----------

         2        Agreement  for  Exchange of Stock and Plan of  Reorganization.
                  Incorporated by reference to the Form 10SB filed with the Commission on August 30, 1999.

         3 Articles of Incorporation with Amendments. Incorporated by reference to the Form 10SB filed with the Commission on August 30, 1999.

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

         10.4 Convertible Debenture Purchase Agreement. Incorporated by reference to the Form 10SB filed with the Commission on August 30, 1999.

         10.5 Convertible Debenture. Incorporated by reference to the Form 10SB filed with the Commission on August 30, 1999.

         10.6 Escrow Agreement. Incorporated by reference to the Form 10SB filed with the Commission on August 30, 1999.

         10.7 Warrant to Purchase Common Stock. Incorporated by reference to the Form 10SB filed with the Commission on August 30, 1999.

         11 Computation of per share earnings in financial statements. Incorporated by reference to the Form 10SB filed with the Commission on August 30, 1999, and the 10Q-SB filed on November 15, 1999

         21       Subsidiary is Accord SEG and is Incorporated in Arizona

         27       Financial Data Schedule *

----------
* Filed herewith.

         (b) Reports of Form 8-K

             None

                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.


                              ACCORD ADVANCED TECHNOLOGIES, INC.


May 12, 2000                  By: /s/ Travis Wilson
                                 -----------------------------------------------
                                 Travis Wilson, Director and President

                              By: /s/ Carl P. Ranno
                                 -----------------------------------------------
                                 Carl P. Ranno, Director and Secretary/Treasurer