Form 10QSB
period 2000-06-30
ACCORD ADVANCED TECHNOLOGIES INC
filed 2000-09-15
CIK 1072229

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB
                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


                       ACCORD ADVANCED TECHNOLOGIES, INC.
                       ----------------------------------
                         (Name of Small Business Issuer)


For the Quarter Ended June 30, 2000          Commission File Number 0-27187
                      -------------          ------------------------------


             Nevada                                    88-0361127
    ------------------------            ----------------------------------------
    (State of Incorporation)            (I.R.S. Employer Identification Number.)


                   5002 South Ash Avenue, Tempe, Arizona 85282
           -----------------------------------------------------------
           (Address of Principal Executive Offices Including Zip Code)


                                 (480) 820 1400
                           --------------------------
                           (Issuers Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] YES [ ] NO

Number of shares outstanding of each of the issuer's classes of common equity, as of August 14, 2000: 39,568,638

Transitional Small Business Disclosure Format: [ ] Yes [X] No

                       ACCORD ADVANCED TECHNOLOGIES, INC.


                                      INDEX

                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

          Consolidated Balance Sheet at June 30, 2000                      3

          Consolidated Statements of Operations for the
            Six months ended June 30, 2000 and 1999                        4

          Consolidated Statements of Cash Flows for the
            Six months ended June 30, 2000 and 1999                        5

     Item 2 - Management's Discussion and Analysis                        11

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                            13

     Item 2. Changes in Securities and Use of Proceeds

     Item 3. Default Upon Senior Securities                               13

     Item 4. Submission of Matters to a Vote of Security Holders          13

     Item 5. Other Information                                            13

     Item 6. Exhibits and Reports on Form 8-K                             14

SIGNATURES                                                                15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       ACCORD ADVANCED TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET
                            JUNE 30, 2000 (UNAUDITED)

ASSETS

CURRENT ASSETS
  Cash                                                              $    27,644
  Accounts receivable                                                    57,880
  Inventories                                                           483,392
  Deferred income taxes                                                  82,361
  Prepaid expenses and other assets                                      67,057
                                                                    -----------
     Total current assets                                               718,334
                                                                    -----------
PROPERTY, MACHINERY AND EQUIPMENT, net                                1,805,441
DEFERRED INCOME TAXES                                                        --
DEFERRED LOAN COSTS                                                      26,978
DEFERRED INCOME TAXES                                                    82,659
OTHER ASSETS                                                             54,325
                                                                    -----------

TOTAL ASSETS                                                        $ 2,687,737
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank line of credit                                               $   144,732
  Accounts payable                                                      623,679
  Accrued liabilities                                                   315,205
  Accrued warranty and installation expense                             120,713
  Income taxes payable                                                   62,198
  Customer deposits                                                      57,500
  Legal settlements payable-current portion                             400,000
  Capital lease obligations - current portion                            25,517
  Note payable - current portion                                        201,562
                                                                    -----------
     Total current liabilites                                         1,951,106
                                                                    -----------

CAPITAL LEASE OBLIGATIONS - long-term portion                            51,588
NOTE PAYABLE - long-term portion                                      1,156,683
LEGAL SETTLEMENTS PAYABLE - LONG TERM PORTION                           100,000
                                                                    -----------
     Total liabilities                                                3,259,377
                                                                    -----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.0001 par value, 3,000,000
    shares authorized, none issued                                           --
  Common stock, $.0001 par value, 47,000,000 share
    authorized, 39,568,638, issued and outstanding                        3,957
  Paid in capital                                                     1,215,973
  Retained earnings                                                  (1,791,570)
                                                                    -----------
     Total stockholders' equity                                        (571,640)
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 2,687,737
                                                                    ===========

                       ACCORD ADVANCED TECHNOLOGIES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                 Six Months Ended June 30,      Three Months Ended June 30,
                                               ----------------------------    ----------------------------
                                                   2000            1999            2000           1999
                                               ------------    ------------    ------------    ------------
SALES                                          $  1,812,638    $  1,908,044    $    259,500    $    902,284
COST OF SALES                                     1,145,338       1,057,074         207,799         402,651
                                               ------------    ------------    ------------    ------------
  Gross profit                                      667,300         850,970          51,701         499,633
                                               ------------    ------------    ------------    ------------
OTHER (INCOME) AND EXPENSES
  General and administrative expense                992,513         504,562         517,562         235,170
  Selling and marketing expense                     177,461         351,156          66,097         180,202
  Interest expense                                  340,779          30,672         308,598         (10,872)
  Impairment Loss                                   287,100              --         287,100              --
  Loss on Legal Settlements                         500,000              --         500,000              --
  Other (income) expense                             25,328          (7,487)         34,147          (6,992)
                                               ------------    ------------    ------------    ------------
     Total other expense                          2,323,181         878,903       1,713,504         397,508
                                               ------------    ------------    ------------    ------------
 INCOME (LOSS) BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM                        (1,655,881)        (27,933)     (1,661,803)        102,125

INCOME TAX BENEFIT (PROVISION)                           --          11,820              --         (39,194)
                                               ------------    ------------    ------------    ------------
NET (LOSS) INCOME BEFORE EXTRAORDINARY ITEM      (1,655,881)        (16,113)     (1,661,803)         62,931

EXTRAORDINARY ITEM - DEBT FORGIVENESS INCOME
  (net of income taxes of $341,484)                      --         716,650              --              --
                                               ------------    ------------    ------------    ------------
NET INCOME (LOSS)                              $ (1,655,881)   $    700,537    $ (1,661,803)   $     62,931
                                               ============    ============    ============    ============
NET (LOSS) INCOME PER COMMON SHARE
  Basic:
    Before extraordinary item                  $      (0.04)   $          *    $      (0.04)   $          *
    Extraordinary item                                   --            0.02              --               *
                                               ------------    ------------    ------------    ------------
     Total                                     $      (0.04)   $       0.02    $      (0.04)   $          *
                                               ============    ============    ============    ============
  Diluted:
    Before extraordinary item                  $      (0.04)   $          *    $      (0.04)   $          *
    Extraordinary item                                   --            0.02              --               *
                                               ------------    ------------    ------------    ------------
     Total                                     $      (0.04)   $       0.02    $      (0.04)   $          *
                                               ============    ============    ============    ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  Basic                                          39,568,638      39,548,638      39,568,638      39,548,638
                                               ============    ============    ============    ============
  Diluted                                        39,568,638      39,600,592      39,568,638      39,600,592
                                               ============    ============    ============    ============

* less than $0.01

                       ACCORD ADVANCED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,

                                                                      2000               1999
                                                                  -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                               $(1,655,881)           700,537
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation                                                       37,732             29,999
    Amortization of discount on convertible debenture                 250,000                  0
    Deferred income taxes                                              (2,951)           329,614
    Forgiveness of Long Term Debt                                          --         (1,058,134)
    Impairment losses                                                 287,100                  0
  Changes in assets and liabilities:
    Accounts receivable                                               701,166           (180,976)
    Inventory                                                         207,990           (491,853)
    Prepaid expenses and other assets                                 (23,080)            (6,489)
    Deferred financing costs and other noncurrent assets               (9,100)           (19,035)
    Accounts payable                                                  (50,210)          (233,739)
    Accrued liabilities                                               (12,881)            18,020
    Income taxes payable                                                8,850                 --
    Accrued warranty and installation expense                         (16,074)           181,730
    Legal settlements payable                                         500,000                 --
    Customer deposits                                                (364,353)         1,293,288
                                                                  -----------        -----------
          Net cash provided by operating activities                  (141,692)           562,962
                                                                  -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, machinery and equipment                       (10,428)              (293)
                                                                  -----------        -----------
          Net cash (used in) provided by investing activities         (10,428)              (293)
                                                                  -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on long-term debt                                             --            965,000
  Borrowings on convertible debenture                                 250,000                 --
  Principal payments on capital lease obligations                     (11,259)          (995,000)
  Principal payments on line of credit                                 (4,018)                --
  Principal payments on long-term debt                                (68,274)           (24,485)
                                                                  -----------        -----------
          Net cash (used in) provided by financing activities         166,449            (54,485)
                                                                  -----------        -----------
INCREASE IN CASH                                                       14,329            508,184

CASH, BEGINNING OF PERIOD                                              13,315            157,078
                                                                  -----------        -----------
CASH, END OF PERIOD                                               $    27,644        $   665,262
                                                                  ===========        ===========
SUPPLEMENTAL INFORMATION:
    Computer equipment purchased through capital lease            $    24,135                 --
                                                                  ===========        ===========
    Interest Paid                                                 $    82,339                 --
                                                                  ===========        ===========

STATEMENT OF INFORMATION FURNISHED

     The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of June 30, 2000, and the results of operations for the six months ended June 30, 2000 and 1999, and cash flows for the six months ended June 30, 2000 and 1999. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1999 financial statements included in Form 10-KSB.

     Certain information and footnote disclosure normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Sales decreased from $1,908,044 for the six months ended June 30, 1999 to $1,812,638 for the six months ended June 30, 2000, a decrease of $95,406 or 5%. The sales decrease is mostly attributable to a decrease in the number of orders that were received in the second quarter.

     The gross profit decreased from $850,970 for the six months ended June 30, 1999 to $667,300 for the six month period ended June 30, 2000, a decrease of $183,670 or 22%. The Company's gross profit margins are subject to volatility because of the factor that each contract is unique and the cost of the basic tool or piece of equipment for remanufacturing may vary significantly depending on availability. In addition, sales were down during this reporting period.

     General and administrative expenses increased to $992,513 in the period ended June 30, 2000, from $504,562 in the period ended June 30, 1999, an increase of $487,951 or 49%. This increase is due to expenses related to the addition of a service division in February 2000 and increased salary expense due to hiring of additional technical and management personnel during the last 4 months of 1999. The increase is also due to increased costs of benefits related to the additional personnel.

     Selling and marketing expenses decreased to $177,461 in the period ended June 30, 2000, from $351,156 in the period ended June 30, 1999, a decrease of $173,695 or 49%. Selling and marketing expenses include sales commissions which is a factor of the sales volume as well as whether the sales are made through outside sales representatives or direct (inside) sales representatives. Sales commissions for outside representatives are higher than inside. For the period ended June 30, 2000 most sales were made by direct sales representatives. For the period ended June 30, 1999 a significant sale was by an outside representative. Selling and marketing expenses, as a percentage of sales, was 9.7% as of June 30, 2000 compared to 18% as of June 30, 1999.

     Interest expense increased to $340,779 in the period ended June 30, 2000, from $30,672 in the period ended June 30, 1999, an increase of $310,107. Approximately $60,000 of the increase is due primarily to refinancing of equipment which occurred in March 1999. As of April 1999 the company began servicing a debt of $1 million on a piece of equipment. As such the period ended June 30, 1999 only included 2 months of interest expense on this debt while the period ended June 30, 2000 includes 6 months interest expense on this debt. The remaining $250,000 of the increase is due to recording of interest expense related to a Secured Convertible Debenture Agreement which the company entered into in June 2000. See further details on this agreement under Liquidity and Capital Resources.

     Due to the lack of profitable operations and difficulties raising additional capital, the Company has experienced significant cash flow difficulties in the three months ended June 30, 2000. Subsequent to December 31, 1999, the Company has borrowed approximately $500,000. The Majority of those borrowings have been in the form of convertible debt. One half of the borrowings were used to partially settle litigation with its former debenture holder. The Company has had difficulties meeting its obligations. In addition, the Company has failed to meet certain financial covenants on its bank debt as of June 30, 2000.

     The Company was involved in a dispute with its original debenture holders. The debenture holders have filed a claim against the Company. The Company has reached a settlement with the debenture holders and will pay the debenture holders approximately $500,000 over a period of one year. One half of the borrowings discussed above have been designated for payment of that settlement.

LIQUIDITY AND CAPITAL RESOURCES

     The Company historically has had a working capital deficiency. The Company had a net working capital deficit of $1,232,772 at June 30, 2000 as compared to a deficiency of $246,000 at December 31, 1999. The increase in the deficit is due to the decrease in sales during the quarter ended June 30, 2000, as well as a decrease in inventory due to recording of impairment losses and payables due to legal settlements. The Company has suffered material operating losses and is experiencing difficulties meeting its current obligations, which included some payroll obligations. Due to lack of consistent ongoing revenue, the Company has not had adequate working capital and since March 31, 2000, cash has mostly come from borrowings and collections of accounts receivable. The Company is attempting to raise sufficient equity capital to meet its current obligations and to increase its marketing efforts to generate a higher volume of revenue. However, there can be no assurances that it will be successful in raising capital and achieve profitable operations.

     The Company has attempted to secure cash deposits from customers at the time purchase orders are submitted to assist in much of the up front costs that are incurred in completing customer orders. The largest component of cost of sales is the cost of acquiring the primary tool or machine. The Company may also request the customer to purchase the used tool or machine as well as some of the parts required for the refurbishing. The Company has historically borrowed funds from certain purchase order lenders. In the year ended December 31, 1999, the Company secured a $150,000 bank line of credit. The line of credit expired in May, 2000. The Company has refinanced this line of credit to a 3-year term loan as of May 15, 2000. At June 30, 2000, the Company's annual debt service is approximately $330,000 including capital lease obligations excluding the bank line of credit. The Company believes that at its current operating levels it can continue to require customer deposits and that it has several sources to obtain financing upon obtaining a customer purchase order.

     The Company is holding for sale two pieces of equipment that have been idle since they were acquired. The Company had intended to use this equipment to expand its product line but now has postponed those plans. The net book value of this equipment was $1,646,000 at June 30, 2000. The Company will continue its efforts to sell this equipment and believes that it will eventually recognize proceeds equal to or greater than the carrying value. The Company recorded an impairment loss of $95,000 on one of these pieces of equipment during the period ended June 30, 2000. In addition, the Company wrote down leasehold improvements with a net book value of $57,000 related to this asset.

     The Company also recorded an impairment loss of $135,000 during the period ended June 30, 2000 on inventory it held for sale. This equipment was sold in August 2000 at book value after the write-down.

     The Company does not intend to require material capital expenditures in the short term.

     The Company has not experienced material losses on receivables from its customers. Its customers generally are large companies with significant resources. The Company requires final payment upon delivery, installation and completion of testing.

     The Company is attempting to raise additional debt or equity capital to allow it to expand the current level of operations.

     The Company has settled a lawsuit by a shareholder pursuant to a series of debentures. The effect of the was a one-time charge of $500,000.

     On June 22, 2000, the company executed a Secured Convertible Debenture Purchase Agreement in the amount of $1,000,000. On that same date, the company issued 12% Secured Convertible Debentures due June 30, 2001 in the aggregate principal amount of $250,000, with accompanying warrants to purchase up to an aggregate 250,000 common shares. On July 17, 2000, the company issued to the same investors, additional 12% Convertible Debentures due July 18, 2001 in the aggregate principal amount of $250,000 with accompanying warrants to purchase up to an additional aggregate of 250,000 common shares. The purchase price of the shares supporting the debentures is $.23 or 60% of the lowest three inter day price. The strike price for the warrants is $.253. The debentures and warrants were purchased by two accredited investors in a private placement transaction which was not a public offering. The shares of common stock issuable under the terms of the convertible debentures and the underlying warrants may be sold from time to time by the investors subsequent to the effectiveness of a registration statement now being prepared. The company will register 200% of the shares required for conversion and it is anticipated that the debentures will be converted.

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

FORWARD LOOKING INFORMATION

     The issuer has and will continue to market all the prospective customers World Wide rather than relying on only those customers with whom it has historically done business. The company plans to increase its sales and marketing presence through the use of its web site, more advertising and adding more sales and technical personnel. The company will also continue the development of its patents.

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

     The issuer has fifteen (15) full time employees; three (3) contracted employees and two (2) independent sales representative groups as of June 30, 2000.

ITEM 1. LEGAL PROCEEDINGS

     A former employee has brought a lawsuit against the company claiming unpaid commissions. The company has denied any amounts due and filed a counterclaim for damages in that the employee acted beyond his authority. It is management's position that the matter will be resolved in its favor. The company has entered into a settlement agreement with GEM Partners et al which calls for the company to make cash payments of $500,000.00 within one year.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     EXHIBIT
     NUMBER                             DESCRIPTION
     ------                             -----------

     4.2 Secured Convertible Debenture Purchase Agreement dated as of June-22, 2000 between the investors named therein and the registrant.

     4.3 12% Convertible Debenture due June 30, 2001 by the Registrant and in favor of New Millenium Capital Partners II, LLC.

     4.4 12% Convertible Debenture due June 30, 2001 by the Registrant and in favor of AJW Partners, LLC

     4.5 Stock Purchase Warrant dated June 22, 2000 issued by the registrant to New Millenium Capital Partners II, LLC.

     4.6 Stock Purchase Warrant dated June 22, 2000 issued by the registrant to AJW Partners, LLC.

     4.7 Registration Rights Agreement dated as of June 22, 2000 between the Registrant and the investors.

     4.8 First Amendment to the Secured Convertible Debenture Purchase Agreement dated as of July 14, 2000 between the investors named therein and the registrant

     4.9 12% Convertible Debenture due June 30, 2001 by the Registrant and in favor of New Millenium Capital Partners II, LLC.

     4.10 12% Convertible Debenture due June 30, 2001 by the Registrant and in favor of AJW Partners, LLC

     4.11 Stock Purchase Warrant dated July 17, 2000 issued by the registrant to New Millenium Capital Partners II, LLC.

     4.12 Stock Purchase Warrant dated July 17, 2000 issued by the registrant to AJW Partners, LLC.

     4.13      Security Agreement

     27        Financial Data Schedule

(b)  Reports on Form 8-K

     April 25, 2000 advising that a director has resigned from the Board of Directors.

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ACCORD ADVANCED TECHNOLOGIES, INC.


September 14, 2000                     By: /s/ Travis Wilson
                                           -------------------------------------
                                           Travis Wilson, Director and President