Form 10QSB
period 2000-09-30
ACCORD ADVANCED TECHNOLOGIES INC
filed 2000-11-14
CIK 1072229

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


                       ACCORD ADVANCED TECHNOLOGIES, INC.
                         (Name of Small Business Issuer)


  September 30, 2000                                    0-27187
(For the Quarter Ended)                          (Commission File Number)

       Nevada                                          88-0361127
(State of Incorporation)                 (I.R.S. Employer Identification Number)


                   5002 South Ash Avenue, Tempe, Arizona 85282
           (Address of Principal Executive Offices Including Zip Code)

                                 (480) 820-1400
                           (Issuers Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES [X] NO [ ]

Number of shares outstanding of each of the issuer's classes of common equity, as of November 10, 2000 39,568,638

         Transitional Small Business Disclosure Format: Yes [ ]  No [X]

                       ACCORD ADVANCED TECHNOLOGIES, INC.


                                      INDEX


PAGE

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements (unaudited)

          Consolidated Balance Sheet at September 30, 2000                   3

          Consolidated Statements of Operations for the nine months
          and three months ended September 30, 2000 and 1999                 4

          Consolidated Statements of Cash Flows for the nine months
          ended September 30, 2000 and 1999                                  5

          Notes to Financial Statements                                      6

     Item 2 - Management's Discussion and Analysis                           7

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                              15

     Item 2. Changes in Securities and Use of Proceeds                      15

     Item 3. Default Upon Senior Securities                                 15

     Item 4. Submission of Matters to a Vote of Security Holders            15

     Item 5. Other Information                                              15

     Item 6. Exhibits and Reports on Form 8-K                               15

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

ACCORD ADVANCED TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2000  (UNAUDITED)
--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
   Cash                                                             $   114,508
   Accounts receivable, net of allowance of $24,890                     156,907
   Inventories                                                        1,209,506
   Deferred income taxes                                                 82,361
   Prepaid expenses and other assets                                    130,209
                                                                    -----------
      Total current assets                                            1,693,491
                                                                    -----------
PROPERTY, MACHINERY AND EQUIPMENT, net                                1,735,897
DEFERRED INCOME TAXES                                                        --
DEFERRED LOAN COSTS                                                      26,208
DEFERRED INCOME TAXES                                                    82,659
OTHER ASSETS                                                             52,432
                                                                    -----------

TOTAL ASSETS                                                        $ 3,590,687
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
   Short term debt                                                  $   810,645
   Accounts payable                                                     653,590
   Accrued liabilities                                                  551,312
   Accrued warranty and installation expense                             92,473
   Income taxes payable                                                  62,198
   Customer deposits                                                    448,000
   Legal settlements payable-current portion                            280,000
   Capital lease obligations - current portion                           26,957
   Note payable - current portion                                     1,740,918
                                                                    -----------
      Total current liabilites                                        4,666,093
                                                                    -----------

CAPITAL LEASE OBLIGATIONS - long-term portion                            44,245
NOTE PAYABLE - long-term portion                                             --
                                                                    -----------
      Total liabilities                                               4,710,338
                                                                    -----------

STOCKHOLDERS' DEFICIT:
   Preferred stock, $.0001 par value, 3,000,000 shares
    authorized, none issued
   Common stock, $.0001 par value, 47,000,000 shares
    authorized, 39,568,638, issued and outstanding                        3,957
   Paid in capital                                                    1,465,973
   Retained earnings                                                 (2,589,581)
                                                                    -----------
      Total stockholders' deficit                                    (1,119,651)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $ 3,590,687
                                                                    ===========

 ACCORD ADVANCED TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                   NINE MONTHS ENDED SEPT. 30,        THREE MONTHS ENDED SEPT. 30,
                                                     2000              1999              2000              1999
                                                 ------------      ------------      ------------      ------------
SALES                                            $  2,169,165      $  5,021,818      $    356,527      $  3,113,774
COST OF SALES                                       1,371,095         3,174,336           225,757         2,117,262
                                                 ------------      ------------      ------------      ------------
        Gross profit                                  798,070         1,847,482           130,770           996,512
                                                 ------------      ------------      ------------      ------------
OTHER (INCOME) AND EXPENSES
  General and administrative expense                1,427,683           767,843           435,170           263,281
  Selling and marketing expense                       251,602           681,642            74,141           330,486
  Interest expense                                    786,132            74,508           445,353            43,836
  Impairment loss                                     337,100                --            50,000                --
  Loss on legal settlements                           500,000                --                --                --
  Other (income) expense                              (50,592)            6,564           (75,920)           14,051
                                                 ------------      ------------      ------------      ------------
        Total other expense                         3,251,925         1,530,557           928,744           651,654
                                                 ------------      ------------      ------------      ------------
INCOME (LOSS) BEFORE INCOME TAXES
 AND EXTRAORDINARY ITEM                            (2,453,855)          316,925          (797,974)          344,858

INCOME TAX BENEFIT (PROVISION)                             --          (102,208)               --          (114,028)
                                                 ------------      ------------      ------------      ------------

NET (LOSS) INCOME BEFORE EXTRAORDINARY ITEM        (2,453,855)          214,717          (797,974)          230,830

EXTRAORDINARY ITEM - DEBT FORGIVENESS INCOME
 (net of income taxes of $341,484)                         --           716,650                --                --
                                                 ------------      ------------      ------------      ------------

NET INCOME (LOSS)                                $ (2,453,855)     $    931,367      $   (797,974)     $    230,830
                                                 ============      ============      ============      ============
NET (LOSS) INCOME PER COMMON SHARE
  Basic:
    Before extraordinary item                    $      (0.06)     $          *      $      (0.02)     $       0.01
    Extraordinary item                                     --              0.02                --                --
                                                 ------------      ------------      ------------      ------------
        Total                                    $      (0.06)     $       0.02      $      (0.02)     $       0.01
                                                 ============      ============      ============      ============
  Diluted:
    Before extraordinary item                    $      (0.06)     $          *      $      (0.02)     $       0.01
    Extraordinary item                                     --              0.02                --                --
                                                 ------------      ------------      ------------      ------------
        Total                                    $      (0.06)     $       0.02      $      (0.02)     $       0.01
                                                 ============      ============      ============      ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  Basic                                            39,568,638        39,548,638        39,568,638        39,548,638
                                                 ============      ============      ============      ============
  Diluted                                          39,568,638        39,600,592        39,568,638        39,600,592
                                                 ============      ============      ============      ============

* less than $0.01

ACCORD ADVANCED TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------

                                                                        2000               1999
                                                                    -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                                 $(2,453,855)           844,974
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                          57,276             38,673
   Amortization of discount on convertible debenture                    500,000                 --
   Deferred income taxes                                                 (2,951)           460,245
   Forgiveness of Long Term Debt                                             --         (1,058,134)
   Impairment losses                                                    337,099                 --
  Changes in assets and liabilities:
    Accounts receivable                                                 602,139           (741,010)
    Inventory                                                          (518,123)           380,428
    Prepaid expenses and other assets                                   (86,232)             1,615
    Deferred financing costs and other noncurrent assets                 (6,437)           (24,188)
    Accounts payable                                                    (20,299)          (328,437)
    Accrued liabilities                                                 223,226            205,955
    Income taxes payable                                                  8,850             69,790
    Accrued warranty and installation expense                           (44,314)           501,486
    Legal settlements payable                                           280,000                 --
    Customer deposits                                                    26,147            (96,037)
                                                                    -----------        -----------
          Net cash provided by operating activities                  (1,097,474)           255,360
                                                                    -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, machinery and equipment                         (10,428)           (16,015)
                                                                    -----------        -----------
          Net cash (used in) provided by investing activities           (10,428)           (16,015)
                                                                    -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on short-term debt                                         810,645
  Borrowings on long-term debt                                               --            965,000
  Borrowings on convertible debenture                                   500,000                 --
  Principal payments on capital lease obligations                       (17,162)          (995,000)
  Principal payments on long-term debt                                  (84,388)           (68,586)
                                                                    -----------        -----------
          Net cash (used in) provided by financing activities         1,209,095            (98,586)
                                                                    -----------        -----------

INCREASE IN CASH                                                        101,193            140,759

CASH, BEGINNING OF PERIOD                                                13,315            157,078
                                                                    -----------        -----------

CASH, END OF PERIOD                                                 $   114,508        $   297,837
                                                                    ===========        ===========
SUPPLEMENTAL INFORMATION:
  Computer equipment purchased through capital lease                $    24,135        $        --
                                                                    ===========        ===========

  Interest Paid                                                     $    82,339
                                                                    ===========        ===========

STATEMENT OF INFORMATION FURNISHED

     The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of September 30, 2000, and the results of operations for the nine months and three months ended September 30, 2000 and 1999, and cash flows for the nine months ended September 30, 2000 and 1999. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1999 financial statements included in Form 10-KSB.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Sales decreased from $5,021,818 for the nine months ended September 30, 1999 to $2,169,165 for the nine months ended September 30, 2000, a decrease of $2,852,653 or 57%. The sales decrease is mostly attributable to a decrease in the number of orders that were received in the third quarter. Our business is such that a significant portion of revenue is generally generated from a small number of orders. We have not had success in the nine months ended September 30, 2000 booking new orders at the pace achieved in the previous year.

     The gross profit decreased from $1,847,482 for the nine months ended September 30, 1999 to $798,070 for the nine month period ended September 30, 2000, a decrease of $1,049,412 or 57%. Therefore, our profit margin has remained constant on the lower volume of orders.

     General and administrative expenses increased to $1,427,683 in the period ended September 30, 2000, from $767,843 in the period ended September 30, 1999, an increase of $659,840 or 86%. This increase is due to expenses related to the addition of a service division in February 2000 and increased salary expense due to hiring of additional technical and management personnel during the last 3 months of 1999. The increase is also due to increased costs of benefits related to the additional personnel.

     Selling and marketing expenses decreased to $251,602 in the period ended September 30, 2000, from $681,642 in the period ended September 30, 1999, a decrease of $430,004 or 63%. Selling and marketing expenses include sales commissions as well as accrued warranty costs which are a factor of the sales volume, sales volume decreased by 57% in this reporting period. Selling and marketing expenses, as a percentage of sales, was 12% as of September 30, 2000 compared to 14% as of September 30, 1999.

     Interest expense increased to $786,132 in the period ended September 30, 2000, from $74,508 in the period ended September 30, 1999, an increase of $711,624. Approximately $83,000 of the increase is due primarily to refinancing of equipment which occurred in March 1999. As of April 1999 the company began servicing a debt of $1 million on a piece of equipment. As such the period ended September 30, 1999 only included 6 months of interest expense on this debt while the period ended September 30, 2000 includes 9 months interest expense on this debt. Approximately $128,000 of the increase is due to finance charges incurred on funding of purchase orders during the reporting period. he remaining $500,000 of the increase is due to recording of interest expense related to a Secured Convertible Debenture Agreement which the company entered into in June and July 2000. This charge relates to the amortization of the discount arising from the favorable conversion feature. See further details on this agreement under Liquidity and Capital Resources.

     Due to the lack of profitable operations and difficulties raising additional capital, the Company has experienced significant cash flow difficulties in the three months ended September 30, 2000. Subsequent to December 31, 1999, the Company has borrowed approximately $750,000. The Majority of those borrowings have been in the form of convertible debt. More than one half of the borrowings were used to partially settle litigation with its former debenture holder. The Company has had difficulties meeting its obligations. In addition, the Company has failed to meet certain financial covenants on its bank debt as of September 30, 2000.

     The Company was involved in a dispute with its original debenture holders. The debenture holders have filed a claim against the Company. The Company has reached a settlement with the debenture holders and will pay the debenture holders approximately $500,000 over a period of one year. One half of the borrowings discussed above have been designated for payment of that settlement. Two Hundred and Twenty Thousand Dollars ($220,000) has been paid toward that settlement. The Company has not met its obligation to remit the next payment of $100,000 and a consent judgement has been entered in the court against the Company.

LIQUIDITY AND CAPITAL RESOURCES

     The Company historically has had a working capital deficiency. The Company had a net working capital deficit of $2,889.943 at September 30, 2000 as compared to a deficiency of $246,000 at December 31, 1999. The increase in the deficit is due to the decrease in sales during the quarter ended September 30, 2000, as well as payables due to legal settlements and the classification of long term debt as short term due to default on certain covenants . The Company has suffered material operating losses and is experiencing difficulties meeting its current obligations, which included some payroll obligations. Due to lack of consistent ongoing revenue, the Company has not had adequate working capital and since March 31, 2000, cash has mostly come from borrowings and collections of accounts receivable. The Company is attempting to raise sufficient equity capital to meet its current obligations and to increase its marketing efforts to generate a higher volume of revenue. However, there can be no assurances that it will be successful in raising capital and achieve profitable operations.

     The Company has attempted to secure cash deposits from customers at the time purchase orders are submitted to assist in much of the up front costs that are incurred in completing customer orders. The largest component of cost of sales is the cost of acquiring the primary tool or machine. The Company may also request the customer to purchase the used tool or machine as well as some of the parts required for the refurbishing. The Company has historically borrowed funds from certain purchase order lenders. In the year ended December 31, 1999, the Company secured a $150,000 bank line of credit. The line of credit expired in May, 2000. The Company has refinanced this line of credit to a 3-year term loan as of May 15, 2000. At September 30, 2000, the Company's annual debt service is approximately $330,000 including capital lease obligations excluding the bank line of credit. The Company believes that at its current operating levels it can continue to require customer deposits and that it has several sources to obtain financing upon obtaining a customer purchase order.

     During the reporting period the Company entered into agreements with two separate entities to obtain financing for customer purchase orders.

     The Company is holding for sale two pieces of equipment that have been idle since they were acquired. The Company had intended to use this equipment to expand its product line but now has postponed those plans. The net book value of this equipment was $1,646,000 at September 30, 2000. The Company will continue its efforts to sell this equipment and believes that it will eventually recognize proceeds equal to or greater than the carrying value. The Company recorded an impairment loss of $95,000 on one of these pieces of equipment during the period ended June 30, 2000. The company recorded and additional impairment loss of $50,000 on this asset for the three months ended September 30 and sold this asset for the net book value in October 2000. In addition, the Company wrote down leasehold improvements with a net book value of $57,000 related to this asset.

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

     The Company has settled a lawsuit by a shareholder pursuant to a series of debentures. The effect of the was a one-time charge of $500,000. The Company has paid half of that settlement amount as is required to pay the balance over a 12 month period.

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

     The Company is dependent upon additional equity capital to meet its current obligations to trade vendors, banks and it legal settlement obligation. We believe that that outstanding convertible debt will ultimately be converted to common stock. However, given the present cash flow difficulties, the Company will likely require approximately $1to$2 million in new equity to meet its obligations and provide some working capital expand operations.

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

CVD WAFER HANDLING SYSTEM

     Every semiconductor processing system uses spare parts that are affected by the gases and other materials within a process chamber. These "consumable parts" must be replaced regularly; creating a potentially lucrative market to those companies that can design and manufacture replacement parts. All Chemical Vapor Deposition chambers in a multi-chamber processing tool use a handling system to support and heat the wafer inside the chamber. Through a combination of thermal stress and exposure to corrosive gases over time, these wafer handlers fail during production and need to be replaced. The issuer's subsidiary has developed and on September 1, 1998 received a patent on a wafer-handling system, or susceptor (US Patent #5,800,623). It incorporates distinctive metallurgy to offer greater reliability and longer durability at a significantly reduced cost.

ENVIROCLEAN' CHAMBER KIT

     The Company through its subsidiary has a patent-pending (docket #08/730849) product known as EnviroClean(TM) chamber upgrade kit. This product offers a solution to concerns about greenhouse gas production in the semiconductor industry. Greenhouse gases are believed to have a detrimental effect on the earth's atmosphere through global warming. Semiconductor manufacturing is currently responsible for producing a significant volume of these gases each year. Consequently, pending legislation to curtail the production of greenhouse gases will likely require semiconductor manufacturers in the near future to install relatively expensive abatement systems that meet strict emission specifications.

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

ITEM 1. LEGAL PROCEEDINGS

     A former employee has brought a lawsuit against the company claiming unpaid commissions. The company has denied any amounts due and filed a counterclaim for damages in that the employee acted beyond his authority. It is management's position that the matter will be resolved in its favor. The company has entered into a settlement agreement with GEM Partners et al which calls for the company to make cash payments of $500,000.00 within one year. Two Hundred and Twenty Thousand Dollars ($220,000) has been paid toward that settlement. The Company has not met its obligation to remit the next payment of $100,000 and a consent judgement has been entered in the court against the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The shareholders, by a majority vote, agreed to amend the Articles of incorporation and increase the number of authorized common stock from 47,000,000 to 100,000,000.


ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          27   Financial Data Schedule


     (b) Reports on Form 8-K

     September 3, 1999 advising that the Company's securities had been deleted from trading on the OTC BB.

     November4, 1999 advising that the Company has been reinstated to trade it securities on the OTC BB.

     April 25, 2000 advising that a director has resigned from the Board of Directors.

                                   SIGNATURES

               In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ACCORD ADVANCED TECHNOLOGIES, INC.


November 14, 2000                       By:  /s/ Travis Wilson
                                           -------------------------------------
                                           Travis Wilson, Director and President