Form 10KSB
period 2000-12-31
ACCORD ADVANCED TECHNOLOGIES INC
filed 2001-05-24
CIK 1072229

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000


                       ACCORD ADVANCED TECHNOLOGIES, INC.
                       (Name of Small Business Registrant)


         Nevada                       0-27187                    88-0361127
(State of Incorporation)            (Commission              (I.R.S. Employer
                                    File Number)          Identification Number)


                  5002 South Ash Avenue, Tempe, Arizona 85282
          (Address of Principal Executive Offices Including Zip Code)


                                 (480) 820-1400
                         (Registrants Telephone Number)

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock $.0001 par value
                                (Title of Class)

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES [X] NO [ ]

The registrant's revenues for its most recent fiscal year were $2,918,647

Number of shares outstanding of each of the registrant's classes of common equity, (par value $.0001) as of May 18, 2001 is 39,568,638. The closing price of the shares on May 18, 2001 was $.015. The market value of the Common Shares held by non-affiliates was $190,030.

The following documents are herein incorporated by reference: (1) Form 10SB filed on August 30, 1999 (File No. 000-27187), is incorporated in Part III 13(a); (2) The information found in this paragraph (2) is incorporated in Part III 13(b) An 8-K filed on April 25, 2000 announcing the resignation of Gerald
Flanagan as a Director. An 8-K filed on December 27, 2000 announcing the voluntary filing of a Chapter 11 Bankruptcy of its subsidiary Accord SEG. An 8-K filed on February 14, 2001 announcing a proposed merger with National Capital Corporation of Delaware. An 8-K filed on April 20, 2001 announcing that the merger disclosed on February 14, 2001 has been withdrawn and the conversion of the Chapter 11 Bankruptcy to a Chapter 7.

         Transitional Small Business Disclosure Format: Yes [ ] No [X]

================================================================================

                       ACCORD ADVANCED TECHNOLOGIES, INC.

                                     INDEX

                                                                            PAGE
                                                                            ----
PART I

ITEM 1.   DESCRIPTION OF BUSINESS                                              3
ITEM 2.   DESCRIPTION OF PROPERTY                                              3
ITEM 3.   LEGAL PROCEEDINGS                                                    4
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  4

PART II

ITEM 5.   MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS                                                  5
ITEM 6.   MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION                        5
ITEM 7.   FINANCIAL STATEMENTS                                                 6
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL MATTERS                                                6

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION16(a) OF THE EXCHANGE ACT                     7
ITEM 10   EXECUTIVE COMPENSATION                                               8
ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT       8
ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                       9
ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K                                     9

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

The company originally known as Investment Book Publishers, Inc., was incorporated in Nevada on May 22, 1996. In August 1997, Investment Book Publishers, Inc. exchanged shares with Accord Semiconductor Equipment Group, Inc. whereby Accord Semiconductor Equipment Group, Inc. became a wholly owned subsidiary. Effective November 18, 1997, Investment Book Publishers changed its name to Accord Advanced Technologies, Inc. The company trades over the counter on the Electronic Bulletin Board under the symbol "AVTI."

On December 15, 2000 the subsidiary and operating company of the registrant, Accord SEG, filed for protection under Chapter 11 of the U.S Bankruptcy Code. On March 29, 2001 the subsidiary company was placed in a Chapter 7 Bankruptcy and all assets were taken by the First Secured Creditor Union Bank of Arizona.

BUSINESS

There is no longer an operating company. However, during fiscal year-end December 31, 2000 the following applied.

Accord Advanced Technologies, Inc. (AVTI) was in the business of providing refurbishing services and engineering consulting to semiconductor manufacturers.

Accord Semiconductor Equipment Group, Inc., the wholly owned subsidiary of Accord Advanced Technologies, Inc. was formed in 1993 under the name Integrated Semiconductor Service. When it was the operating company of Accord Advanced Technologies it serviced and re-manufactured advanced semiconductor manufacturing systems and components.

PATENTS

The patents have been turned over to the first secured creditor.

ITEM 2. DESCRIPTION OF PROPERTY

The registrant's mailing address continues to be 5002 S Ash Ave Tempe, Arizona 85282. The default on said lease precipitated the Bankruptcy. The company does not own nor lease any buildings or real property and has no plans to acquire any real property.

ITEM 3. LEGAL PROCEEDINGS

A former employee has brought a lawsuit against the subsidiary company claiming unpaid commissions. It is management's position that the matter has been discharged in the Bankruptcy of the subsidiary.

The registrant entered into a settlement agreement with GEM Partners et al which calls for the company to make cash payments of $500,000 within one year. Two Hundred and Twenty Thousand Dollars ($220,000) has been paid toward that settlement. The company has not met its obligation to remit the next payment of $100,000 and a consent judgment has been entered in the court against the company. The registrant, on May 18, 2001, settled this matter with GEM by entering into a Convertible Debenture Purchase Agreement and a 2% Convertible Debenture for $340,000. The consent judgment has been placed in escrow and upon the conversion of the underlying shares or payment the judgment will be set aside and the case will be dismissed.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The security holders are being requested to give their consent to the following:

     1. Approval of a reverse stock split of the corporation's common stock of one (1) new share for each 2 old shares.

     2. Approval to amend the applicable Articles of Incorporation to change the name of the corporation to Central Utilities Production, Corporation and to increase the authorized common shares to 500,000,000.

     3. Approval of the acquisition of ENPETRO MINERAL POOL a Nevada corporation by the corporation wherein the corporation will issue a total of 228,000,000, post rollback, shares of restricted common stock in exchange for all of the issued and outstanding shares of ENPETRO MINERAL POOL

     4. Approval of the voting rights of the control shares resulting from the acquisition of ENPETRO MINERAL POOL pursuant to Nevada Revised Statutes Section 78.379.l.

     5.   Election of the following to the Board of Directors:

          Stanley Dedmon
          William Trantham
          Carl P. Ranno

The majority shareholder has consented to the above.

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION. The company's common equity is traded on the Over the Counter Market (OTC BB).

The high and low sales prices for each quarter are as follows:

                Quarter          High      Low    Close
                -------          ----      ---    -----

                12/31/98       1 7/16      1/2      3/4

                3/31/99           1/2      1/8      1/8

                6/30/99           3/8     1/16      .11

                9/30/99           .25     .062     .125

                12/31/99         1.00      .10      .10

                3/31/00          1.34      .50      .75

                6/30/00           .43      .21      .31

                9/30/00           .29      .10      .10

                12/31/00          .09     .015      .015

There is an established trading market for the common equity being presented in the registration statement.

HOLDERS. There are approximately 1700 holders of the common equity of the company.

Dividends. There have been no cash dividends declared for the past two fiscal years. There are no restrictions that limit the ability to pay dividends on common equity other than the dependency on the company's revenues and earnings and financial condition.

ITEM 6. MANAGEMENT'S PLAN OF OPERATION

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

The registrant has no operations and is basically a developmental stage company.

The registrant agreed to enter into an Agreement and Plan of Reorganization with Enpetro Mineral Pool, a Nevada Corporation subject to the settlement of the issues with GEM Management, Ltd. and Successway Holdings Ltd.

Enpetro Mineral Pool is a Nevada corporation with offices in Dallas Texas and New York City. It was formed in October of 2000. Enpetro exchanged its stock for two oil and natural gas delivery contracts from Central Utilities LPC, Inc. The contracts total $40,000,000 and are backed by producing oil and gas properties located in Warren County, Kentucky. Enpetro will merge with the registrant and change its name to Central Utilities Production, Corporation.

On May 18th 2001, GEM Management, Ltd. and Successway Holdings Ltd. entered into a settlement agreement with the registrant as set out in Item 3 "Legal Proceedings".

The registrant, on May 18th 2001 entered into an Agreement and Plan of Reorganization with Enpetro Mineral Pool, a Nevada Corporation. The agreement called for the acquisition of all the shares of stock of Enpetro to be purchased by the registrant for 228,000,000 common shares, restricted pursuant to Rule 144, of the registrant. The agreement also called for the resignation of Travis Wilson the registrant's President and CEO, a reverse stock split of two shares for 1 share of the new company. The agreement went on to require the registrant to change its name to Central Utilities Production Corporation. In order to facilitate the agreement it was also required to increase the number of authorized shares to 500,000,000. All of the above conditions found in the Agreement are subject to Shareholder approval.

Upon the settlement with GEM and Successways and the merger with Enpetro, two existing debenture holders of the registrant, AJW Partners, LLC. and New Millennium Capital Partners II, LLC. purchased a total of $500,000 in new 12% convertible debentures due May 31, 2002. The holders were also granted a total of 250,000 warrants at $.253 per share. The registrant and the debenture holders executed a second amendment to the original Secured Convertible Purchase Debenture Agreement.

The company will register the shares underlying the above Convertible
Debentures.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION16(a) OF THE EXCHANGE ACT

The following is a list of the Directors, Officers and Significant Employees of the issuer.

        Name                  Age      Positions and Offices Held
        ----                  ---      --------------------------
        Travis Wilson         43       President and Director

        Carl P. Ranno         61       Secretary and Director

The Directors have been in office since November of 1997 and will remain in office until the next annual meeting of the Shareholders or unless they resign. There are no agreements that a Director will resign at the request of another person and the above named Directors are not acting on behalf of another person.

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

There are no family relationships among the Directors and Officers. Additionally, the Directors and Officers have not been convicted or are subject to a pending criminal proceeding, nor have they been subjected to any type of order barring, suspending or otherwise limiting their involvement in any type of business, securities or banking activities. Furthermore, none of the Directors and Officers have been found by a court of competent jurisdiction, the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

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

ITEM 10. EXECUTIVE COMPENSATION

     The President of the Company received $147,000 in compensation during fiscal year 2000. His salary was paid through the subsidiary company. No other employee received more than $100,000. The Board of Directors grant, from time to time, options to key employees.

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

 Name and Address                Amount of Beneficial        Percentage
of Beneficial Owner                  Ownership                of Class
-------------------              --------------------        ----------
Travis Wilson                         20,325,000               50.92%
5002 S Ash Ave
Tempe, AZ 85282

The Wilson Trust (1)                   6,000,000               15.02%
5002 S Ash Ave
Tempe, AZ 85282

All Executive Officers and            27,225,000               68.80 %
Directors as a Group
(2 persons)

----------
(1) Mr. Wilson and his family are the beneficiaries of the Wilson Trust. Mr. Wilson therefore, is the beneficial owner of 65.94% of the common stock of the issuer and is the only control shareholder.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The issuer also agreed to pay the Directors fees for assistance in raising debt or equity capital. The fees are 3% for debt and 10% for equity raised and are payable only upon success. The issuer has also agreed to remit to Mr. Ranno fees for legal and advisory services rendered during the fiscal year.

There are no parents of this small business issuer.

There were no transactions with promoters during this past fiscal year.

For the year ended December 31, 2000, there were no material underwriting discounts and commissions upon the sale of securities by the issuer where any of the specified persons was or is to be a principal underwriter or is a controlling person or member of a firm that was or is to be a principal underwriter.

There were no transactions involving the purchase or sale of assets other than in the ordinary course of business.

ITEMS 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

       2 Agreement for Exchange of Stock and Plan of Reorganization incorporated by reference in the Form 10SB filed August 30, 1999.

       2.1 Agreement for Exchange of Stock and Plan of Reorganization with Enpetro.

       3 Articles of Incorporation with Amendments incorporated by reference in the Form 10SB filed August 30, 1999.

       3.1 By-Laws of the corporation filed with the Form 10SB on August 30, 1999 and incorporated by reference

       4.1 Long term loan Union Bank (SBA) filed with the Form 10SB on August 30, 1999 and incorporated by reference

       10.1 Subscription Agreements for the Sale of Stock filed with the Form 10SB on August 30, 1999 and incorporated by reference

       10.2 Contract Between Two Directors and the Issuer filed with the Form 10SB on August 30, 1999 and incorporated by reference

       10.4 Convertible Debenture Purchase Agreement filed with the Form 10SB on August 30, 1999 and incorporated by reference

       10.5 Convertible Debenture filed with the Form 10SB on August 30, 1999 and incorporated by reference

       10.6 Escrow Agreement filed with the Form 10SB on August 30, 1999 and incorporated by reference

       10.7 Warrant to Purchase Common Stock filed with the Form 10SB on August 30, 1999 and incorporated by reference

       10.8 Second Amendment to Secured Convertible Debenture Purchase Agreement dated May 9, 2001.

       10.9 Convertible Debenture Number 5 with AJW Partners, LLC dated May 9, 2001.

       10.10 Convertible Debenture Number 6 with New Millennium Capital Partners II, LLC dated May 9, 2001

       10.11 Warrant to Purchase Common Stock number 5 with AJW Partners, LLC dated May 9,

       10.12 Warrant to Purchase Common Stock number 6 with New Millennium Capital Partners II, LLC dated May 9, 2001.

       10.13 Form of Convertible Debenture Purchase Agreement with GEM Management, Ltd. and Successway Holdings Ltd.

       10.14 Form of 2% Convertible Debenture with GEM Management, Ltd. and Successway Holdings Ltd.

       10.15 Computation per share earnings in financial statements as filed with the Form 10SB on August 30, 1999 and incorporated by reference and the earnings per share contained in the financial statements filed with this 10-KSB.

       13      The 10-QSB filed on November 14, 2000.

       17 Resignation of Travis Wilson as an Officer and Director dated May 18, 2001.

       21      Subsidiaries

     (b) REPORTS ON FORM 8-K

          The Company filed four reports on Form 8-K during fiscal year 2000 to the date of this report which by reference are incorporated herein.

          An 8-K filed on April 25, 2000 announcing the resignation of Gerald Flanagan as a Director.

          An 8-K filed on December 27, 2000 announcing the voluntary filing of a Chapter 11 Bankruptcy of its subsidiary Accord SEG.

          An 8-K filed on February 14, 2001 announcing a proposed merge with National Capital Corporation of Delaware.

          An 8-K filed on April 20, 2001 announcing that the merger disclosed on February 14, 2001 has been withdrawn and the conversion of the Chapter 11 Bankruptcy to a Chapter 7.

                                 SIGNATURE PAGE

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Accord Advanced Technologies, Inc.

May 21, 2001                       /s/ Travis Wilson
                                   ----------------------------------------
                                   Travis Wilson, Director and President



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


/s/ KING, WEBER & ASSOCIATES, P.C.
Tempe, Arizona
May 14, 1999

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