Form 10KSB/A
period 2000-12-31
ACCORD ADVANCED TECHNOLOGIES INC
filed 2001-06-06
CIK 1072229

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-KSB/A

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

On May 18th 2001, the registrant entered into an Agreement and Plan of Reorganization with Enpetro Mineral Pool, a Nevada Corporation. The agreement called for the acquisition of all the shares of stock of Enpetro to be purchased by the registrant for 228,000,000 common shares, restricted pursuant to Rule 144, of the registrant. The agreement also called for the resignation of Travis Wilson the registrant's President and CEO, and a reverse stock split of two shares for 1 share of the new company. The agreement went on to require the registrant to change its name to Central Utilities Production Corporation. In order to facilitate the agreement it was also required to increase the number of authorized shares to 500,000,000. All of the above conditions found in the Agreement are subject to Shareholder approval.

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

ITEM 7. FINANCIAL STATEMENTS

     The Consolidated Financial Statement of the Company are filed as a part of this Annual Report. See index to the financial statements on Page F-1.

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

Carl P. Ranno received a degree in Economics from Xavier University in Cincinnati, OH and his Juris Doctor from the University of Detroit School of Law. Mr. Ranno spent many years in the practice of law, which included the fields of litigation as well as mergers and acquisitions. He maintains his license to practice law in the State of Michigan and is admitted to practice in the federal courts located in Michigan, the Sixth Circuit Court of Appeals, the US Tax Court and the US Supreme Court. Mr. Ranno advises companies as to legal issues and as well as strategic planning on mergers and acquisitions.

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

      Name and Address                    Amount of Beneficial        Percentage
     of Beneficial Owner                      Ownership                of Class
     -------------------                  --------------------        ----------
     Travis Wilson                             20,325,000               50.92%
     5002 S Ash Ave
     Tempe, AZ 85282

     The Wilson Trust (1)                       6,000,000               15.02%
     5002 S Ash Ave
     Tempe, AZ 85282

     All Executive Officers and                27,225,000               68.80%
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

       2.1 Agreement for Exchange of Stock and Plan of Reorganization with Enpetro. *

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

       10.4 Convertible Debenture Purchase Agreement filed with the Form 10SB on August 30, 1999 and incorporated by reference

       10.5 Convertible Debenture filed with the Form 10SB on August 30, 1999 and incorporated by reference

       10.6 Escrow Agreement filed with the Form 10SB on August 30, 1999 and incorporated by reference

       10.7 Warrant to Purchase Common Stock filed with the Form 10SB on August 30, 1999 and incorporated by reference

       10.8 Second Amendment to Secured Convertible Debenture Purchase Agreement dated May 9, 2001. *

       10.9 Convertible Debenture Number 5 with AJW Partners, LLC dated May 9, 2001. *

       10.10 Convertible Debenture Number 6 with New Millennium Capital Partners II, LLC dated May 9, 2001 *

       10.11 Warrant to Purchase Common Stock number 5 with AJW Partners, LLC dated May 9, 2001 *

       10.12 Warrant to Purchase Common Stock number 6 with New Millennium Capital Partners II, LLC dated May 9, 2001. *

       10.13 Form of Convertible Debenture Purchase Agreement with GEM Management, Ltd. and Successway Holdings Ltd. *

       10.14 Form of 2% Convertible Debenture with GEM Management, Ltd. and Successway Holdings Ltd. *

       10.15 Computation per share earnings in financial statements as filed with the Form 10SB on August 30, 1999 and incorporated by reference and the earnings per share contained in the financial statements filed with this 10-KSB.

       13      The 10-QSB filed on November 14, 2000.

       17 Resignation of Travis Wilson as an Officer and Director dated May 18, 2001. *

       21      Subsidiaries *

----------
* Previously filed.

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

                                   Accord Advanced Technologies, Inc.


June 5, 2001                       /s/ Travis Wilson
                                   ----------------------------------------
                                   Travis Wilson, Director and President


                                   /s/ Carl P. Ranno
                                   ----------------------------------------
                                   Carl P. Ranno, Director and Sec/Treas.

ACCORD ADVANCED TECHNOLOGIES, INC.

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2000

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----

INDEPENDENT AUDITORS' REPORT                                                 F-1

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2000

     Consolidated Balance Sheet                                              F-2

     Consolidated Statement of Operations                                    F-3

     Consolidated Statement of Stockholders' (Deficit) Equity                F-5

     Consolidated Statement of Cash Flows                                    F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                   F-8

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Accord Advanced Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of Accord Advanced Technologies, Inc. (the "Company"), as of December 31, 2000, and the related statements of operations, stockholders' (deficit) equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Accord Advanced Technologies, Inc. at December 31, 2000, and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant operating losses, is liquidating its operating subsidiary and has negative working capital of $917,198 as of December 31, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are discussed in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

As discussed in Note 1 to the financial statements, the Company's operating subsidiary has instituted liquidation proceedings under Chapter 7 of the United States Bankruptcy Code.

/s/MARSHALL & WEBER, CPA'S, P.L.C.

Scottsdale, Arizona
May 25, 2001

ACCORD ADVANCED TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2000
--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
  Cash                                                              $    28,116
                                                                    -----------
     Total current assets                                                28,116
                                                                    -----------

TOTAL ASSETS                                                        $    28,116
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
  Accounts payable                                                  $    70,546
  Accrued liabilities                                                    29,768
  Legal settlement payable                                              345,000
  Convertible debentures                                                500,000
                                                                    -----------
     Total current liabilites                                           945,314
                                                                    -----------

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.0001 par value, 3,000,000
    shares authorized, none issued
  Common stock, $.0001 par value, 47,000,000 share
    authorized, 39,700,305 issued and outstanding                         3,970
  Paid in capital                                                     1,485,710
  Accumulated deficit                                                (2,406,878)
                                                                    -----------
     Total stockholders' equity (deficit)                              (917,198)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                $    28,116
                                                                    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

ACCORD ADVANCED TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

                                                        2000           1999
                                                     -----------    -----------

SALES                                                $        --    $        --

COST OF SALES                                                 --             --
                                                     -----------    -----------

        Gross profit                                          --             --
                                                     -----------    -----------

OTHER (INCOME) AND EXPENSES
  General and administrative expense                     255,611         36,958
  Interest expense                                       528,490        117,980
  Settlement expense                                     565,000             --
  Other income                                                --       (252,611)
                                                     -----------    -----------

        Total other expense (income)                   1,349,101        (97,673)
                                                     -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES, DISCONTINUED
 OPERATIONS AND EXTRAORDINARY ITEM                    (1,349,101)        97,673

DISCONTUED OPERATIONS
 (net of income taxes of $162,069 and $71,314)        (1,755,417)       137,945

INCOME TAX (PROVISION) BENEFIT                                --        (27,733)
                                                     -----------    -----------

NET INCOME LOSS BEFORE EXTRAORDINARY ITEM             (3,104,518)       207,885

EXTRAORDINARY ITEM - NET GAIN ON LIABILITIES
 TO BE DISCHARGED IN BANKRUPTCY, AND DEBT
 FORGIVENESS INCOME IN 1999 (net of income
 taxes of $-0- and $341,484)                             833,329        716,650
                                                     -----------    -----------

NET INCOME (LOSS)                                    $(2,271,189)   $   924,535
                                                     ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

ACCORD ADVANCED TECHNOLOGIES, INC.

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

                                                       2000            1999
                                                   ------------    ------------
NET INCOME (LOSS) PER COMMON SHARE
  Basic:
    Before discontinued operations
      and extraordinary item                       $      (0.03)   $          *
    Discontinued operations                               (0.05)             --
    Extraordinary item                                     0.02            0.02
                                                   ------------    ------------
        Total                                      $      (0.06)   $       0.02
                                                   ============    ============
  Diluted:
    Before discontinued operations
      and extraordinary item                       $      (0.03)   $          *
    Discontinued operations                               (0.05)             --
    Extraordinary item                                     0.02            0.02
                                                   ------------    ------------
        Total                                      $      (0.06)   $       0.02
                                                   ============    ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  Basic                                              39,628,848      39,555,912
                                                   ============    ============
  Diluted                                            39,628,848      39,597,346
                                                   ============    ============

----------
* Less than $0.01 per share.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

ACCORD ADVANCED TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


                                          Common Stock         Additional
                                     ---------------------      Paid-in       Accumulated
                                      Shares       Amount       Capital         Deficit         Total
                                      ------       ------       -------         -------         -----
BALANCE JANUARY 1, 1999              39,548,638    $ 3,955    $   963,390    $(1,060,224)   $   (92,879)

  Stock issued as payment
    for legal fees                       15,000          1            934                           935

  Stock issued for as payment
    for employee compensation             5,000          1          1,649                         1,650

  Net income                                                                     924,535        924,535
                                    -----------    -------    -----------    -----------    -----------
BALANCE DECEMBER 31, 1999            39,568,638      3,957        965,973       (135,689)       834,241

  Stock issued for as payment
    for employee compensation           131,667         13         19,737                        19,750

  Discount on convertible debt                                    500,000                       500,000

  Net loss                                                                    (2,271,189)    (2,271,189)
                                    -----------    -------    -----------    -----------    -----------
BALANCE DECEMBER 31, 2000            39,700,305    $ 3,970    $ 1,485,710    $(2,406,878)   $  (917,198)
                                    ===========    =======    ===========    ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

ACCORD ADVANCED TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                          2000              1999
                                                                       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                    $(2,271,189)      $   924,535
  Adjustments to reconcile net  income (loss) to net cash
   provided by operating activities:
   Deferred income taxes                                                   162,069           374,927
   Issuance of stock for compensation and services rendered                 19,750             2,585
   Amortization of deferred financing costs                                 28,520
   Amortization of discount on convertible debentures                      500,000
   Discontinued operations                                               1,755,417          (137,945)
   Forgiveness of long-term debt                                          (833,329)       (1,058,134)
  Changes in assets and liabilities:
   Income tax payable                                                           --            59,380
   Accounts payable                                                         36,512            12,540
   Accrued settlement payable                                              345,000
   Accrued liabilities                                                      13,868           114,332
                                                                       -----------       -----------
          Net cash (used in) provided by continuing operations            (243,382)          292,220

          Net cash (used in ) discontinued operations                     (940,484)         (350,165)
                                                                       -----------       -----------
          Net cash used in operating activities                         (1,183,866)          (57,945)
                                                                       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, machinery and equipment                            (10,428)          (22,903)
                                                                       -----------       -----------
          Net cash (used in) investing activities                          (10,428)          (22,903)
                                                                       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on bank line of credit                                         50,000           148,750
  Borrowings on long-term debt                                             760,645           950,000
  Payment of loan fees                                                          --           (28,520)
  Principal payments on long-term debt                                     (84,388)         (131,877)
  Payments on capital lease obligations                                    (17,162)       (1,001,268)
  Proceeds from sale of convertible debentures                             500,000                --
                                                                       -----------       -----------
          Net cash (used in) financing activities                        1,209,095           (62,915)
                                                                       -----------       -----------

(DECREASE) INCREASE IN CASH                                                 14,801          (143,763)

CASH, BEGINNING OF YEAR                                                     13,315           157,078
                                                                       -----------       -----------

CASH, END OF YEAR                                                      $    28,116       $    13,315
                                                                       ===========       ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

ACCORD ADVANCED TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

                                                           2000         1999
                                                         ---------    ---------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                          $  96,523    $ 113,719
                                                         =========    =========

  Income taxes paid                                      $      --    $      --
                                                         =========    =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  Debt incurred related to legal settlement              $ 330,000
                                                         =========

  Equipment acquired under capital leases                             $  70,497
                                                                      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

ACCORD ADVANCED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

1.   ORGANIZATION AND BASIS OF PRESENTATION

     Accord Advanced Technologies, Inc. (the "Company"), formally known as Investment Book Publishing, Inc. ("IBP") was formed in 1996 and was a development stage enterprise and had no significant operations until its acquisition of Accord Semiconductor Equipment Group, Inc. ("Accord SEG") on December 11, 1997. Accord SEG serviced, reconditioned and modified multi-chamber semiconductor equipment. The Company's customers included many of the major silicon wafer manufacturers in the United States and overseas. Accord SEG became a wholly owned subsidiary of Accord Advanced Technologies, Inc., by the Company exchanging 9,500,000 shares of its common stock for 100% of the common stock of Accord SEG resulting in the shareholders of Accord SEG owning approximately 95% of Accord Advanced Technologies, Inc. For financial accounting purposes, this acquisition was a reverse acquisition of the Company by Accord SEG, under the purchase method of accounting, and was treated as a recapitalization with Accord SEG as the acquirer. Consistent with reverse acquisition accounting: (i) all of Accord SEG's assets, liabilities, and accumulated deficit, were reflected at their combined historical cost (as the accounting acquirer) and (ii) the preexisting outstanding shares of the Company (the accounting acquiree) are reflected at their net asset value as if issued on December 11, 1997.

     On December 15, 2000, the Company's operating subsidiary, Accord SEG, filed for a reorganization under Chapter 11 of the United States Bankruptcy Code. The Chapter 11 filing was subsequently changed to a liquidation under Chapter 7. Effectively, all assets of Accord SEG were established as collateral for certain secured bank debt. On the basis of initial valuations, management believes that the orderly liquidation of Accord SEG's assets will yield cash significantly less than the carrying value of Accord SEG's debt and other liabilities. Therefore, the accompanying financial statements reflect a net gain of $833,329, representing the excess of the book value of liabilities discharged in liquidation over assets of Accord SEG at December 31, 2000. The carrying value of the assets and liabilities of Accord SEG was $3,630,794 and $4,464,123 respectively at December 31, 2000. Accord SEG also had a liability due to the Company of $800,340 at December 31, 2000 which is eliminated in consolidation. Management believes that the Company will not be responsible for the net deficit of Accord SEG upon complete liquidation of Accord SEG's assets and liabilities expected to be completed during 2001.

     Management of the Company intends to seek new operations through the acquisition or merger with an operating entity or start-up business.

     The accompanying financial statements represent the consolidated financial position and results of operations of Accord Advanced Technologies, Inc. and includes the accounts and results of operations of the Company and its wholly owned subsidiary, Accord SEG, for the years ended December 31, 2000 and December 31, 1999. The operations of Accord SEG, have been presented as discontinued operations due to the bankruptcy of that entity.

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

     DEFERRED FINANCING COSTS - Costs associated with the obtaining debt financing are capitalized and amortized on a straight line basis over the term of the associated debt

     FINANCIAL INSTRUMENTS - Financial instruments consist primarily of cash, , and obligations under accounts payable, accrued expenses, and convertible debentures. The carrying amounts of cash, accounts payable, accrued expenses approximate fair value because of the short maturity of those instruments. The carrying value of the convertible debentures is estimated on the basis of fair market interest rates and the beneficial conversion feature. See Note 6.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates have been made with respect to the liquidation value of the net assets of Accord SEG.

     RECENTLY ISSUED ACCOUNTING STANDARDS - In June 1998, SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, was issued effective for fiscal years beginning after June 15, 2000 (as amended). SFAS No. 133 establishes accounting and reporting standards requiring that derivative instruments be recorded on the balance sheet as either an asset or liability measured at its fair value. This statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The adoption of SFAS No. 133 will have no impact on the Company.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB No. 101 summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of the provisions of SAB No. 101 did not have a material effect on the Company's revenues or revenue recognition policy.

     IMPAIRMENT OF LONG-LIVED ASSETS

     Long-lived assets are assessed by the Company for impairment whenever there is an indication that the carrying amount of the asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows generated by those assets to the assets' net carrying value. The amount of impairment loss, if any, is measured as the difference between the net book value of the assets and the estimated fair value of the related assets. Assets held for sale are recorded at fair value less selling costs.

3.   DISCONTINUED OPERATIONS

     As discussed in Note 1, the Company's only operating subsidiary, Accord SEG, is being liquidated through a process under Chapter 7 of the United States Bankruptcy Code. Liquidation through the bankruptcy court is expected to be completed in 2001. Revenues from the discontinued operations totaled $2,918,648 and $5,917470 for the year ended December 31, 2000 and 1999 respectively. The results of discontinued operations for the year ended December 31, 2000 represent the results of operations of Accord SEG without consideration of the estimated liquidation value of the net assets which is presented separately as an extraordinary item. Because the tax benefit of the loss, net of the gain on the discharge of liabilities, is offset by a corresponding valuation allowance, there is no tax effect of the loss from discontinued operations for the year ended December 31, 2000.

4.   LEGAL SETTLEMENT

     A complaint was filed against the Company in October 1999 by certain debenture holders alleging breach of a Debenture Purchase Agreement (the "agreement"). The plaintiffs have pleaded a three-count action alleging 1) breach of contract, 2) breach based on delisting from the OTC bulletin board, and 3) unjust enrichment. The Complaint sought damages of approximately $372,000. The Company has denied the allegation and has filed a counterclaim alleging that the plaintiffs intentionally breached the terms of the agreement by taking actions with the intent to drive down the stock price thereby allowing the plaintiffs to acquire additional shares based on the floating conversion price set forth in the agreement. The shares associated with the debenture agreement were issued in 1998. The Company sought damages in an amount not less than $1,000,000 for the plaintiffs' actions.

     Subsequent to December 31, 2000, the third party was awarded a court ordered judgment against the Company for $281,841. The Company is presently negotiating with the third party to have this debt characterized as a convertible debenture through a convertible debenture agreement. If this agreement is reached, it is likely to include; a five year maturity, a below market interest rate, a conversion rate at a discount to the trading value of the Company's common stock and detachable warrants.

5.   INCOME TAXES

     The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. Income taxes for the years ended December 31, consisted of the following:

                                                   2000           1999
                                                -----------    -----------
     Current tax provision (benefit)
       Before extraordinary item and
         discontinued operations                $  (970,903)   $    14,433
       Discontinued operations                           --             --
       Extraordinary item                                --         51,171
                                                -----------    -----------
                                                   (970,903)        65,604
                                                -----------    -----------
     Deferred tax provision (benefit)
       Before extraordinary item and
         discontinued operations                    970,903         84,614
       Discontinued operations                      162,069             --
       Extraordinary item                                --        290,313
                                                -----------    -----------
         Total deferred provision (benefit)       1,132,972        374,927
                                                -----------    -----------

      Total income tax provision (benefit)      $   162,069    $   440,531
                                                ===========    ===========

     Approximately $83,000 and $67,000 of the deferred tax asset at December 31, 1999 relates to equipment book and tax bases differences and accruals and accounts receivable and warranty reserves, respectively. Deferred tax assets of $674,000 less a valuation allowance of $134,000 at December 31, 1998 relate primarily to net operating loss carryforwards of $1,356,015 at December 31, 1998 which were fully utilized in 1999.

     Deferred income tax assets of $548,375 at December 31, 2000 relate to net operating loss carryforwards are fully offset by a valuation allowance.

     The current income tax benefit for the year ended December 31, 2000 for continuing operations relates to the of the net operating loss carryforward and is fully offset by an increase in the related valuation allowance of $548,375. The deferred income tax provision for the year ended December 31, 1999 relates to the utilization of the net operating loss carryforward and the recognition of deferred tax assets for the warranty reserve and deferred compensation.

     The differences between the statutory and effective tax rates is as follows:

                                                             2000                     1999
                                                      ------------------        -----------------
     Federal statutory rates                          $(827,308)   (34)%        $ 464,122    34%
     State income taxes                                (145,995)    (6)%          109,205     8%
     Utilization of operating loss carryforwards       (133,876)   (13)%
     Write-off of deferred income tax assets in
       liquidation of subsidiary                        162,069      7%
     Loss of income tax benefit in liquidation          359,460     15%

     Valuation allowance for operating loss
       carryforwards                                    548,375     23%
     Other                                               65,468      2%             1,080     1%
                                                      ---------    ---          ---------   ---
          Effective rate                              $ 440,531      7%         $ 440,531    30%
                                                      =========    ===          =========   ===

6.   CONVERTIBLE DEBENTURES

     On June 22, 2000, the Company executed a Secured Convertible Debenture Purchase Agreement in the amount of $1,000,000. Of the total commitment amount, $500,000 was funded by the purchaser. The debentures are due June 30, 2001 and bear interest at 12% per annum. The debenture agreement also provides the purchaser warrants to purchase 500,000 shares of the Company's common stock at $0.253 per share. The debentures are convertible into the Company's common stock at the lower of $0.23 per share or 60% of the lowest three inter-day trading price. The Company recorded a discount on the debentures of $500,000 representing the maximum discount for the beneficial conversion feature contained in the debentures. The discount was amortized as of the date of issuance due to the immediate conversion option of the purchaser. The Company is attempting to refinance the debenture.

7.   EARNINGS PER SHARE

     Net income (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the year. The effect of the extraordinary item on the (loss) income per share was $0.02 per share for each of the years ended December 31, 2000 and 1999. The effect of discontinued operations on the loss per share was $(0.05) per share for the year ended December 31, 2000. The following presents the computation of basic and diluted earnings per share from continuing operations:


                                                 Income (Loss)                    Shares                 Per Share
                                           --------------------------    ------------------------    ----------------
                                              2000           1999           2000          1999        2000      1999
                                           -----------    -----------    ----------    ----------    ------    ------
     Net Income (Loss)                     $(2,271,189)   $   924,535
       Discontinued operations               1,755,417             --
       Extraordinary income                   (833,329)      (716,650)
                                           -----------    -----------
     Income from continuing operations      (1,349,101)       207,885

     BASIC EARNINGS (LOSS) PER SHARE:
      Loss available to Common
       Shareholders                        $(1,349,101)   $   207,885    39,628,848    39,555,912    $(0.03)   $  *

     EFFECT OF DILUTIVE SECURITIES:
      Employee Stock Options                        N/A                                    41,434        --    $  *

     DILUTED EARNINGS (LOSS) PER SHARE     $(1,349,101)   $   207,885    39,628,848    39,597,346    $(0.03)   $  *

     * - less than $0.01 per share

     Excluded from the diluted earnings per share calculation for the year ended December 31, 2000, are convertible debentures and warrants convertible to 500,000 shares of the Company's common stock. These securities were excluded because the effect of inclusion of such would be anti-dilutive. On the basis of the trading price of the Company's common stock at December 1, 2000, the debentures were convertible to approximately 13,900,000 shares of the Company's common stock. The effect of dilutive securities for the year ended December 31, 1999, includes stock options assumed exercised for which the market value exceeds the exercise price, less shares which would have been purchased by the Company with the related proceeds. The effect of dilutive securities in the year ended December 31, 1999 is less than $0.01 per share.

8.   COMMON STOCK ISSUED AND GRANTED

     The Company periodically issues common stock for services rendered by consultants and for compensation to employees. The value of the stock issued during the year ended December 31, 2000, was valued at fair market value at date of grant totaling $19,750.

9.   CONTINGENCIES

     The Company believes that all obligations of its wholly owned subsidiary will be settled through the bankruptcy proceedings and that no claims of creditors of Accord SEG will be made on the Company.

10.  EXTRAORDINARY ITEM - DEBT FORGIVENESS INCOME

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

     As discussed in Note1, the net liabilities of the Company's wholly owned subsidiary are expected to be discharged in bankruptcy proceedings. The excess of the book value of the liabilities over the assets of Accord SEG resulted in a net gain of $833,329 for the year ended December 31, 2000.

11.  RELATED PARTY TRANSACTIONS

     On March 1, 1998 the Company entered into an agreement with two members of its board of directors to provide assistance in raising debt or equity capital. The fees were 10% of the amounts raised and were payable only upon success. The agreement expired September 1, 1999. In addition, one of these individuals was paid legal fees. Fees paid or accrued to these individuals were $xxxxxx and $10,000 for the years ended December 31, 2000 and 1999 respectively. Balances due to these individuals were $26,000 and $7,102 at December 31, 2000 and 1999 respectively.

12.  EMPLOYEE STOCK OPTIONS

     The Company issues stock options from time to time to executives and key employees. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and continues to account for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". All stock options granted in the years ended December 31, 2000 and 1999 have exercise prices at or higher than the quoted market price of the Company's common stock at the dates of the grants. Accordingly, no compensation cost has been recognized for the stock options granted. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards in 2000 and 1999, consistent with the provisions of SFAS No. 123, the Company's net income (loss) and income (loss) per share would have been increased to the pro forma amounts indicated below:

                                                  2000            1999
                                               -----------     -----------
     Net income (loss)  - as reported          $(2,271,189)    $   924,535
     Net income (loss) - pro forma             $(2,271,189)    $   811,752
     Income (loss) per share - as reported     $     (0.06)    $      0.02
     Income (loss) per share - pro forma       $     (0.06)    $      0.02

     Under the provisions of SFAS No. 123, there was no pro forma effect applied to the stock options granted in the year ended December 31, 2000 because all options have expired given that Accord SEG employed all personnel and that all employees were terminated upon the bankruptcy filing. There were 60,000 fully vested options and 55,833 proportionately vested options for the year ended December 31, 1999, used to determine net earnings and earnings per share under a pro forma basis.

     Stock options are granted at the discretion of the Board of Directors. The Company has not established a stock option plan and has not established a set number of shares available for stock option grants. Vesting and exercise terms of options vary. Generally, options are granted with three year vesting schedules and expiration terms of four years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for years ended December 31, 2000 and 1999:

                                                       2000          1999
                                                      ------        ------
     Dividend yield                                    None           None
     Volatility                                       3.527          2.109
     Risk free interest rate                           5.50%          6.00%
     Expected asset life                                N/A         4 years

     The summary of activity for the Company's stock options at December 31, 2000 and 1999 is presented below:

                                                             Weighted                 Weighted
                                                             Average                  Average
                                                             Exercise                 Exercise
                                                    2000      Price        1999        Price
                                                  --------    ------    -----------    ------
     Options outstanding at beginning of year      590,000    $ 4.00         60,000    $ 4.00
     Granted                                        30,000    $ 0.15        530,000    $ 0.15
     Exercised                                           0       N/A              0       N/A
     Terminated/Expired                           (620,000)      N/A              0       N/A
     Options outstanding at end of year                -0-       N/A        590,000    $ 0.55
     Options exercisable at end of year                -0-       N/A         60,000    $ 4.00
     Options available for grant at end of year        N/A                      N/A

     Price per share of options outstanding            N/A              $ 0.10-4.00

     Weighted average remaining
       contractual lives                               N/A                3.5 years

     Weighted Average fair value of
       options granted during the year              $ 0.06                   $ 0.10

13.  SUBSEQUENT EVENTS

     As discussed in Note 4, the Company was named in a court ordered judgment awarding a third party $281,841, including expenses of $5,000, payable by the Company.

     The Company's shareholders approved a one for two reverse stock split.

     The Company entered into an Agreement and Plan of Reorganization in which the will merge with Enpetro Mineral Pool, Inc. ("Enpetro"). The agreement is subject to shareholder approval. Enpetro intends to develop certain oil and natural gas reserves. The agreement stipulates that the Company will acquire all of the outstanding voting shares of Enpetro for 228,000,000 post reverse split common shares of the Company. The shareholders of Enpetro will own a substantial controlling interest in the Company. The merger will be accounted for as a reverse acquisition. In connection with this merger, the Company has entered into an agreement to sell $500,000 of convertible debentures. The debentures will be due May 31, 2002 and bear interest at 12% per annum. The debentures are convertible at the lower of $0.23 per share or 60% of the average of the lowest three inter-day trading price. The debenture holders also will receive warrants to purchase 250,000 shares of the Company's common stock at $0.253 per share.

                                   * * * * * *