Form 10QSB
period 2001-03-31
ACCORD ADVANCED TECHNOLOGIES INC
filed 2001-06-25
CIK 1072229

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


                    CENTRAL UTILITIES PRODUCTION CORPORATION
                         (Name of Small Business Issuer)

For the Quarter Ended March 31, 2001              Commission File Number 0-27187

         NEVADA                                       88-0361127
(State of Incorporation)                (I.R.S. Employer Identification Number.)

                 1039 North I-35 #301, Carrollton, Texas 75006
          (Address of Principal Executive Offices Including Zip Code)


                                 (972) 442-3775
                           (Issuers Telephone Number)


                        ACCORD ADVANCED TECHNOLOGIES, INC
                  5002 South Ash Avenue, Tempe, Arizona 85282
           (Former Name, Former Address, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] Yes [ ] No

Number of shares outstanding of each of the issuer's classes of common equity, as of June 20, 2001: 42,361,238

Transitional Small Business Disclosure Format:  [ ] Yes [X] No

                                     INDEX

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

          Consolidated Balance Sheet at March 31, 2001                        3

          Consolidated Statements of Operations for the three months
           ended March 31, 2001 and 2000                                      4

          Consolidated Statements of Cash Flows for the three months
           ended March 31, 2001 and 2000                                      6

     Item 2. Management's Plan of Operation                                   9

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                               10

     Item 2. Changes in Securities and Use of Proceeds                       10

     Item 3. Default Upon Senior Securities                                  10

     Item 4. Submission of Matters to a Vote of Security Holders             10

     Item 5. Other Information                                               11

     Item 6. Exhibits and Reports on Form 8-K                                11

SIGNATURES                                                                   12

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCORD ADVANCED TECHNOLOGIES, INC.

UNAUDITED CONSOLIDATED BALANCE SHEET
MARCH 31, 2001
--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
  Cash                                                              $     5,482
                                                                    -----------
       Total current assets                                               5,482
                                                                    -----------

TOTAL ASSETS                                                        $     5,482
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
  Accounts payable                                                  $    45,618
  Accrued liabilities                                                    44,768
  Legal settlement payable                                              345,000
  Convertible debentures                                                500,000
                                                                    -----------
       Total current liabilites                                         935,386
                                                                    -----------

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.0001 par value, 3,000,000 shares authorized, none issued
  Common stock, $.0001 par value, 47,000,000 share authorized,
    39,700,305 issued and outstanding                                     3,970
  Paid in capital                                                     1,485,710
  Accumulated deficit                                                (2,419,584)
                                                                    -----------
       Total stockholders' equity (deficit)                            (929,904)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                $     5,482
                                                                    ===========

The accompanying notes are an integral part of these consolidated financial statements.

ACCORD ADVANCED TECHNOLOGIES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 and 2000
--------------------------------------------------------------------------------

                                                         2001            2000
                                                       --------        --------

SALES                                                  $     --        $     --

COST OF SALES                                                --              --
                                                       --------        --------

  Gross profit                                               --              --
                                                       --------        --------

OTHER (INCOME) AND EXPENSES
  General and administrative expense                      1,077          72,548
  Interest expense                                       15,000           8,263
  Settlement expense                                         --              --
  Other income                                               --              --
                                                       --------        --------

       Total other expense (income)                      16,077          80,811
                                                       --------        --------

INCOME (LOSS) BEFORE INCOME TAXES, DISCONTINUED
  OPERATIONS AND EXTRAORDINARY ITEM                     (16,077)        (80,811)

DISCONTINUED OPERATIONS
  (net of income taxes of $-0- and $5,902)                3,371          86,733

INCOME TAX (PROVISION) BENEFIT                               --              --
                                                       --------        --------

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM             (12,706)          5,922

EXTRAORDINARY ITEM - NET GAIN ON LIABILITIES TO BE
  DISCHARGED IN BANKRUPTCY
  (net of income taxes of $-0- and $-0- )                    --              --
                                                       --------        --------

NET INCOME (LOSS)                                      $(12,706)       $  5,922
                                                       ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

ACCORD ADVANCED TECHNOLOGIES, INC.

FOR THE THREE MONTHS ENDED MARCH 31, 2001 and 2000
--------------------------------------------------------------------------------

                                                                    2001               2000
                                                                ------------       ------------
NET INCOME (LOSS) PER COMMON SHARE
  Basic:
    Before discontinued operations and extraordinary item       $          *       $          *
    Discontinued operations                                                *                 --
    Extraordinary item                                                    --                 --
                                                                ------------       ------------
       Total                                                    $          *       $          *
                                                                ============       ============

  Diluted:
    Before discontinued operations and extraordinary item       $          *       $          *
    Discontinued operations                                                *                 --
    Extraordinary item                                                    --                 --
                                                                ------------       ------------
       Total                                                    $          *       $          *
                                                                ============       ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  Basic                                                           39,700,305         39,568,638
                                                                ============       ============
  Diluted                                                         39,700,305         42,469,967
                                                                ============       ============

* Less than $0.01 per share.

The accompanying notes are an integral part of these consolidated financial statements.

ACCORD ADVANCED TECHNOLOGIES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 and 2000
--------------------------------------------------------------------------------

                                                                            2001            2000
                                                                         ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                       $ (12,706)      $   5,922
 Adjustments to reconcile net  income (loss) to net cash
  provided by operating activities:
  Deferred income taxes                                                         --          (2,948)
  Issuance of stock for compensation and services rendered                      --           2,585
  Discontinued operations                                                   (3,371)        (86,733)
  Discharge and forgiveness of debt                                             --              --
 Changes in assets and liabilities:
  Income tax payable                                                            --              --
  Accounts payable                                                         (24,928)         15,863
  Accrued settlement payable
  Accrued liabilities                                                       15,000          19,986
                                                                         ---------       ---------
          Net cash (used in) provided by continuing operations             (26,005)        (45,325)
          Net cash provided by discontinued operations                       3,371         248,261
                                                                         ---------       ---------
          Net cash used in operating activities                            (22,634)        202,936
                                                                         ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, machinery and equipment                                 --         (10,428)
                                                                         ---------       ---------
          Net cash (used in) investing activities                               --         (10,428)
                                                                         ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on bank line of credit                                             --          50,000
  Borrowings on long-term debt                                                  --              --
  Payment of loan fees                                                          --              --
  Principal payments on long-term debt                                          --        (100,368)
  Payments on capital lease obligations                                         --          (5,729)
  Proceeds from sale of convertible debentures                                  --              --
                                                                         ---------       ---------
          Net cash (used in) financing activities                               --         (56,097)
                                                                         ---------       ---------

(DECREASE) INCREASE IN CASH                                                (22,634)        136,411

CASH, BEGINNING OF PERIOD                                                   28,116          13,315
                                                                         ---------       ---------

CASH, END OF PERIOD                                                      $   5,482       $ 149,726
                                                                         =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

ACCORD ADVANCED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2001
--------------------------------------------------------------------------------

STATEMENT OF INFORMATION FURNISHED

     The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of March 31, 2001, and the results of operations for the three months ended March 31, 2001 and 2000, and cash flows for the three months ended March 31, 2001 and 2000. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 2000 financial statements included in Form 10-KSB.

     Certain information and footnote disclosure normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB.

(1) BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim period presented have been made. The results for the three-month periods ending March 31, 2001 may not be indicative of the results for the entire fiscal year. These financial statements should be read in conjunction with the Company's Form 10-KSB/A for the year ended December 31, 2000.

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

(3) DISCONTINUED OPERATIONS

     The Company's only operating subsidiary, Accord SEG, is being liquidated through a process under Chapter 7 of the United States Bankruptcy Code. Liquidation through the bankruptcy court is expected to be completed in 2001. Revenues from the discontinued operations totaled $58,134 and $1,553,138 for the three months ended March 31, 2001 and 2000 respectively.

(4) SUBSEQUENT EVENTS

     Subsequent to March 31, 2001, the third party was awarded a court ordered judgment against the Company for $280,000. The Company is presently negotiating with the third party to have this debt characterized as a convertible debenture through a convertible debenture agreement. If this agreement is reached, it is likely to include; a five year maturity, a below market interest rate, a conversion rate at a discount to the trading value of the Company's common stock and detachable warrants.

     The Company's shareholders approved a one for two reverse stock split.

     The Company entered into an Agreement and Plan of Reorganization in which the Company will merge with Enpetro Mineral Pool, Inc. ("Enpetro"). The agreement is subject to shareholder approval. Enpetro intends to develop certain oil and natural gas reserves. The agreement stipulates that the Company will acquire all of the outstanding voting shares of Enpetro for 228,000,000 post reverse split common shares of the Company. The shareholders of Enpetro will own a substantial controlling interest in the Company. The merger will be accounted for as a reverse acquisition. In connection with this merger, the Company has entered into an agreement to sell $500,000 of convertible debentures. The debentures will be due May 31, 2002 and bear interest at 12% per annum. The debentures are convertible at the lower of $0.23 per share or 60% of the average of the lowest three inter-day trading price. The debenture holders also will receive warrants to purchase 250,000 shares of the Company's common stock at $0.253 per share.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

     This Form 10-QSB contains certain statements that are not related to historical results, including, without limitations, statements regarding the company's business strategy and objectives and future financial position, are forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and involve risks and uncertainties. Although the company believes that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to, those set forth in the following paragraph, as well as those discussed elsewhere in this report. All forward-looking statements contained in this report are qualified in their entirety by this cautionary statement.

     The registrant has developed a new strategic direction.

     The registrant agreed to enter into an Agreement and Plan of Reorganization with Enpetro Mineral Pool, a Nevada Corporation subject to the settlement of the issues with GEM Management, Ltd. and Successway Holdings Ltd.

     Enpetro Mineral Pool is a Nevada corporation with offices in Dallas Texas and New York City. It was formed in October of 2000. Enpetro exchanged its stock for oil and gas leases from Central Utilities LPC, Inc. The value of the transaction is approximately $40,000,000 subject to final appraisals. Enpetro will merge with the registrant and change its name to Central Utilities Production, Corporation.

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

     The company will register the shares underlying the above Convertible Debentures

     On May 23, 2001 the company was deleted from trading on the OTC BB and is now quoted on the Pink Sheets. The quote may be found on www.pinksheets.com.

LIQUIDITY AND CAPITAL RESOURCES

     The company is operating the oil and gas properties raised through the convertible debentures.

                            PART II OTHER INFORMATION

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

     The security holders have been requested to give their consent to the following:

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

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT
NUMBER                          DESCRIPTION
------                          -----------

2 Agreement for Exchange of Stock and Plan of Reorganization incorporated by reference to the Form 10SB filed August 30, 1999.

2.1*    Agreement for Exchange of Stock and Plan of Reorganization with Enpetro.

3 Articles of Incorporation with Amendments incorporated by reference to the Form 10SB filed August 30, 1999.

3.1 By-Laws of the corporation incorporated by reference to the Form 10SB filed August 30, 1999.

4.1 Long term loan Union Bank (SBA) incorporated by reference to the Form 10SB filed August 30, 1999.

10.1 Subscription Agreements for the Sale of Stock incorporated by reference to the Form 10SB filed August 30, 1999.

10.2 Contract Between Two Directors and the Issuer incorporated by reference to the Form 10SB filed August 30, 1999.

10.4 Convertible Debenture Purchase Agreement incorporated by reference to the Form 10SB filed August 30, 1999.

10.5 Convertible Debenture incorporated by reference to the Form 10SB filed August 30, 1999.

10.6 Escrow Agreement incorporated by reference to the Form 10SB filed August 30, 1999.

10.7 Warrant to Purchase Common Stock incorporated by reference to the Form 10SB filed August 30, 1999.

10.8 Second Amendment to Secured Convertible Debenture Purchase Agreement dated May 9, 2001. Incorporated by reference to the Form 10-KSB filed May 24, 2001.

10.9 Convertible Debenture Number 5 with AJW Partners, LLC dated May 9, 2001. Incorporated by reference to the Form 10-KSB filed May 24, 2001.

10.10 Convertible Debenture Number 6 with New Millennium Capital Partners II, LLC dated May 9, 2001. Incorporated by reference to the Form 10-KSB filed May 24, 2001.

10.11 Warrant to Purchase Common Stock Number 5 with AJW Partners, LLC dated May 9, 2001. Incorporated by reference to the Form 10-KSB filed May 24, 2001.

10.12 Warrant to Purchase Common Stock Number 6 with New Millennium Capital PartnersII, LLC dated May 9, 2001. Incorporated by reference to the Form 10-KSB filed May 24, 2001.

10.13 Form of Convertible Debenture Purchase Agreement with GEM Management, Ltd. and Successway Holdings Ltd. Incorporated by reference to the Form 10-KSB filed May 24, 2001.

10.14 Form of 2% Convertible Debenture with GEM Management, Ltd. and Successway Holdings Ltd. Incorporated by reference to the Form 10-KSB filed May 24, 2001.

11 Computation of Per Share Earnings. contained in the financial statements filed with this 10-QSB.

17. Resignation of Travis Wilson as an Officer and Director dated May 18, 2001. Incorporated by reference to the Form 10-KSB filed May 24, 2001.

21.     Subsidiaries. Incorporated by reference to the Form 10-KSB filed May 24,
        2001.

----------
*  Filed herewith

     (b) Reports on Form 8-K

     The Company filed two Reports on Form 8-K during its first quarter to the date of this report:

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

                                       Central Utilities Production, Corporation

June 20, 2001
                                       By /s/ Carl P. Ranno
                                          --------------------------------------
                                          Carl P. Ranno
                                          Director and Secretary