Form 10QSB
period 2001-06-30
CENTRAL UTILITIES PRODUCTION CORP
filed 2001-08-14
CIK 1072229

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-QSB
                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


                    CENTRAL UTILITIES PRODUCTION CORPORATION
                         (Name of Small Business Issuer)

   June 30, 2001                                            0-27187
For the Quarter Ended                               Commission File Number


       Nevada                                             88-0361127
(State of Incorporation)                 (I.R.S. Employer Identification Number)


                  1039 North I-35 #301 Carrollton, Texas 75006.
           (Address of Principal Executive Offices Including Zip Code)


                                 (972) 446-8775
                           (Issuers Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES [X] NO [ ]

Number of shares outstanding of each of the issuer's classes of common equity, as of August 10, 2001 247,850,152

Transitional Small Business Disclosure Format: Yes [ ] No [ ]

                    Central Utilities Production Corporation

                                     INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

          Consolidated Balance Sheet at June 30, 2001                      3

          Consolidated Statements of Operations for the three months
          and six months ended June 30, 2001 and 2000                      4

          Consolidated Statements of Cash Flows for the six months
          ended June 30, 2001 and 2000                                     5

     Item 2 - Management's Discussion and Analysis                        10

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                            11

     Item 2. Changes in Securities and Use of Proceeds                    11

     Item 3. Default Upon Senior Securities                               11

     Item 4. Submission of Matters to a Vote of Security Holders          12

     Item 5. Other Information                                            12

     Item 6. Exhibits and Reports on Form 8-K                             12

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       CENTRAL PRODUCTION UTILITIES, INC.

                      UNAUDITED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2001


ASSETS

CURRENT ASSETS
  Cash                                                             $    109,342
  Accounts receivable                                                    12,318
                                                                   ------------
      Total current assets                                              121,660
                                                                   ------------

PROPERTY AND EQUIPMENT                                                   13,378

OIL AND GAS PROPERTIES                                               43,859,093

OTHER ASSETS                                                              5,000

                                                                   ------------
TOTAL ASSETS                                                       $ 43,999,131
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
  Accounts payable                                                 $     45,618
  Accrued liabilities                                                    59,768
  Legal settlement payable                                              345,000
  Convertible debentures                                              1,000,000
                                                                   ------------
      Total current liabilites                                        1,450,386
                                                                   ------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.0001 par value, 3,000,000 shares
     authorized, none issued
  Common stock, $.0001 par value, 47,000,000 share authorized,
     247,850,152 issued and outstanding                                  24,785
  Paid in capital                                                    43,025,251
  Accumulated deficit                                                  (501,291)
                                                                   ------------
      Total stockholders' equity (deficit)                           42,548,745
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 43,999,131
                                                                   ============

                The accompanying notes are an integral part of
                     this consolidated financial statement.

                       CENTRAL PRODUCTION UTILITIES, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                                        Three months June 30,           Six months June 30,
                                                     ----------------------------   --------------------------
                                                        2001           2000            2001             2000
                                                     -----------    -----------     -----------    -----------
SALES                                                $    12,318    $        --     $    12,318    $        --

COST OF SALES                                              7,433             --           7,433             --
                                                     -----------    -----------     -----------    -----------

      Gross profit                                         4,885             --           4,885             --
                                                     -----------    -----------     -----------    -----------

OTHER (INCOME) AND EXPENSES
  General and administrative expense                     133,329         76,533         134,406        149,081
  Interest expense                                       355,256        250,564         370,256        258,827
  Settlement expense                                          --        500,000              --        500,000
  Other income                                                --             --
                                                     -----------    -----------     -----------    -----------

      Total other expense (income)                       488,585        827,097         504,662        907,908
                                                     -----------    -----------     -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES, DISCONTINUED
OPERATIONS AND EXTRAORDINARY ITEM                       (488,585)      (827,097)       (504,662)      (907,908)

DISCONTINUED OPERATIONS
                                                              --       (834,706)          3,371       (747,973)

INCOME TAX (PROVISION) BENEFIT                                --             --              --             --
                                                     -----------    -----------     -----------    -----------

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM             (488,585)    (1,661,803)       (501,291)    (1,655,881)

EXTRAORDINARY ITEM - NET GAIN ON LIABILITIES
TO BE DISCHARGED IN BANKRUPTCY (net of income
taxes of $0 and $0 )                                          --             --              --             --
                                                     -----------    -----------     -----------    -----------

NET INCOME (LOSS)                                    $  (488,585)   $(1,661,803)    $  (501,291)   $(1,655,881)
                                                     ===========    ===========     ===========    ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       CENTRAL PRODUCTION UTILITIES, INC.

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000


                                                 Three months ended June 30,           Six months ended June 30,
                                                ------------------------------      ------------------------------
                                                    2001              2000              2001              2000
                                                ------------      ------------      ------------      ------------
NET INCOME (LOSS) PER COMMON SHARE
  Basic:
   Before discontinued operations and
    extraordinary item                          $          *      $          *      $          *      $          *
   Discontinued operations                                 *                --                 *                --
   Extraordinary item                                     --                --                --                --
                                                ------------      ------------      ------------      ------------

         Total                                  $          *      $          *      $          *      $          *
                                                ============      ============      ============      ============
  Diluted:
   Before discontinued operations and
    extraordinary item                          $          *      $          *      $          *      $          *
   Discontinued operations                                 *                --                 *                --
   Extraordinary item                                     --                --                --                --
                                                ------------      ------------      ------------      ------------

         Total                                  $          *      $          *      $          *      $          *
                                                ============      ============      ============      ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  Basic                                          237,816,009       228,000,000       232,935,121       228,000,000
                                                ============      ============      ============      ============
  Diluted                                        237,816,009       228,000,000       232,935,121       228,000,000
                                                ============      ============      ============      ============


*  Less than $0.01 per share.

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       CENTRAL PRODUCTION UTILITIES, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED JUNE 30,

                                                                      2001             2000
                                                                  -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                               $  (501,291)      $(1,655,881)
  Adjustments to reconcile net  income (loss) to net cash
   provided by operating activities:
   Deferred income taxes                                                   --            (2,948)
   Issuance of stock for compensation and services rendered                --             2,585
   Discontinued operations                                             (3,371)          747,973
   Legal settlement                                                                     500,000
   Impairment loss                                                                      250,000
   Amortization of debt discount                                      333,333
  Changes in assets and liabilities:
   Accounts receivable                                                (12,318)
   Deposits                                                            (5,000)
   Income tax payable                                                      --             8,850
   Accounts payable                                                   (24,928)           28,794
   Accrued settlement payable
   Accrued liabilities                                                 41,808            19,986
                                                                  -----------       -----------
      Net cash (used in) provided by continuing operations           (171,767)         (100,641)
      Net cash provided by discontinued operations                      3,371           (41,051)
                                                                  -----------       -----------

      Net cash used in operating activities                          (168,396)         (141,692)
                                                                  -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of oil and gas properties                                 (237,000)
  Purchase of property, machinery and equipment                       (13,378)          (10,428)
                                                                  -----------       -----------
      Net cash (used in) investing activities                        (250,378)          (10,428)
                                                                  -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on bank line of credit                                        --            (4,018)
  Borrowings on long-term debt                                             --                --
  Principal payments on long-term debt                                     --           (68,274)
  Payments on capital lease obligations                                    --           (11,259)
  Proceeds from sale of convertible debentures                        500,000           250,000
                                                                  -----------       -----------
          Net cash (used in) financing activities                     500,000           166,449
                                                                  -----------       -----------

(DECREASE) INCREASE IN CASH                                            81,226            14,329

CASH, BEGINNING OF PERIOD                                              28,116            13,315
                                                                  -----------       -----------

CASH, END OF PERIOD                                               $   109,342       $    27,644
                                                                  ===========       ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       CENTRAL PRODUCTION UTILITIES, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED JUNE 30,


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
  Machinery and equipment acquired under
  capitalized leases                                    $         --    $24,135
                                                        ============    =======
  Book value of net assets transferred in connection
   with reverse merger consummated by issuance of
   common stock                                         $ 43,622,093    $    --
                                                        ============    =======

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       CENTRAL PRODUCTION UTILITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001

STATEMENT OF INFORMATION FURNISHED

     The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of June 30, 2001, and the results of operations for the three and six months ended June 30, 2001and 2000 and cash flows for the six months ended June 30, 2001 and 2000. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 2000 financial statements included in Form 10-KSB.

     Certain information and footnote disclosure normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB.

(1) BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim period presented have been made. The results for the three and six-month periods ending June 30, 2001 may not be indicative of the results for the entire fiscal year. These financial statements should be read in conjunction with the Company's Form 10-KSB/A for the year ended December 31, 2000.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

     PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Enpetro Mineral Pool, Inc. and Accord SEG. Accord SEG is being liquidated under Chapter 7 of the United States Bankruptcy Code. All significant intercompany accounts and transactions are eliminated.

     INCOME TAXES. The Company provides for income taxes based on the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statements.

     USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates have been made with respect to the liquidation value of the net assets of Accord SEG.

     RECENTLY ISSUED ACCOUNTING STANDARDS. In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued effective for fiscal years beginning after June 15, 2000 (as amended). SFAS No. 133 establishes accounting and reporting standards requiring that derivative instruments be recorded on the balance sheet as either an asset or liability measured at its fair value. This statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The adoption of SFAS No. 133 will have no impact on the Company.

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

(3) BASIS OF PRESENTATION

     The Company entered into an Agreement and Plan of Reorganization in which the Company will merge with Enpetro Mineral Pool, Inc. ("Enpetro"). The agreement is subject to shareholder approval. Enpetro is a newly formed entity and intends to develop certain oil and natural gas reserves. The agreement stipulates that the Company will acquire all of the outstanding voting shares of Enpetro for 228,000,000-post reverse split common shares of the Company. The shareholders of Enpetro will own a substantial controlling interest in the Company. The Company changed its name from Accord Advanced Technologies, Inc. to Central Utilities Production Corporation.

     For financial accounting purposes, the acquisition was a reverse acquisition of the Company by Enpetro, under the purchase method of accounting, and was treated as a recapitalization with Enpetro as the acquirer. Accordingly, the historical financial statements have been restated after giving effect to the acquisition of the Company. The financial statements have been prepared to give retroactive effect to January 1, 2001, of the reverse acquisition, and represent the operations of Enpetro. Consistent with reverse acquisition accounting: (i) all of Enpetro's assets, liabilities, and accumulated deficit, are reflected at their combined historical cost (as the accounting acquirer) and
(ii) the preexisting outstanding shares of the Company (the accounting acquiree) are reflected at their net asset value as if issued on the date of acquisition.

     Enpetro acquired certain oil and gas properties for the issuance of its common shares. The value of the transaction was determined on the basis of the estimated fair value of those oil and gas properties, primarily interest in oil and gas leases. The valuation was assessed by an outside party certified to be a specialist in determining oil and gas reserves and valuation of the related properties. The value was determined to be $43,634,593.

     The prior year periods reflect the operations of the Company. There were no operations for Enpetro prior to the reverse acquisition.

(4) DISCONTINUED OPERATIONS

     In the year ended December 31, 2000, the Company's only operating subsidiary, Accord SEG, began the process of being liquidated under Chapter 7 of the United States Bankruptcy Code. Liquidation through the bankruptcy court is expected to be completed in 2001. Revenues from the discontinued operations totaled $58,134 and $1,812,638 for the six months ended June 30, 2001 and 2000 respectively. Revenues from the discontinued operations totaled $-0- and $259,500 for the three months ended June 30, 2001 and 2000 respectively.

(5) LEGAL SETTLEMENT

     The registrant entered into a settlement agreement with GEM Partners et al, which calls for the company to make cash payments of $500,000.00 within one year. Two Hundred and Twenty Thousand Dollars ($220,000) has been paid toward that settlement. The company has not met its obligation to remit the next payment of $100,000 and a consent judgment has been entered in the court against the company. The registrant, on May 18, 2001, settled this matter with GEM by entering into a Convertible Debenture Purchase Agreement and a 2% Convertible Debenture for $340,000 and attorney fees in the amount of $5,000. The consent judgment has been placed in escrow and upon the conversion of the underlying shares or payment the judgment will be set aside and the case will be dismissed.

     The Convertible Debenture includes a below market interest rate, a conversion rate at a discount to the trading value of the Company's common stock. The $345,000 was accrued at December 31, 2000.

COMMON STOCK

     The Company's shareholders approved a one for two reverse stock split.

     The Company shareholders approved an increase in the number of authorized shares to 500,000,000.

     The Company issued 228,000,000 shares in connection with the reverse merger.

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

In connection with the reverse merger, the Company entered into an agreement to sell $500,000 of convertible debentures. The debentures will be due May 31, 2002 and bear interest at 12% per annum. The debentures are convertible at the lower of $0.23 per share or 60% of the average of the lowest three inter-day trading price. The debenture holders also will receive warrants to purchase 250,000 shares of the Company's common stock at $0.253 per share. The debentures contain a beneficial conversion feature and under generally accepted accounting principles, the intrinsic value of the beneficial conversion feature was recorded as a discount to the related debentures. The discount was determined to be $333,333 and was amortized as interest expense immediately resulting in a non cash charge of $333,333 in the three months ended June 30, 2001 because the debenture holders have the right to convert the debentures immediately upon issuance.

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

     Enpetro Mineral Pool is a Nevada corporation with offices in Dallas Texas and New York City. It was formed in October of 2000. Enpetro exchanged its stock for oil and gas leases from Central Utilities LPC, Inc. The value of the transaction is $43,634,593. Enpetro has merged with the registrant and the registrant has changed its name to Central Utilities Production, Corporation.

     On May 18th 2001, GEM Management, Ltd. and Successway Holdings Ltd. entered into a settlement agreement with the registrant as set out in Item 3 "Legal Proceedings".

     The registrant, on May 18th 2001 entered into an Agreement and Plan of Reorganization with Enpetro Mineral Pool, a Nevada Corporation. The agreement called for the acquisition of all the shares of stock of Enpetro to be purchased by the registrant for 228,000,000 common shares, restricted pursuant to Rule 144, of the registrant. The agreement also called for the resignation of Travis Wilson the registrant's President and CEO, a reverse stock split of two shares of the old company for 1 share of the new company. The agreement went on to require the registrant to change its name to Central Utilities Production Corporation. In order to facilitate the agreement it was also required to increase the number of authorized shares to 500,000,000. The majority of the Shareholders have approved all of the above conditions found in the Agreement.

     The majority of the acquiring shareholders and especially the new CEO of the registrant have over 30 years of experience developing oil and gas properties in this region and expended over 30 Million dollars acquiring oil and gas assets, some of which now form the core of Central Utilities Production Corp.

     The core of the existing business is the large quantity of proven natural gas reserves accessible to and owned by the registrant. Expanding from this base the company intends to develop an integrated network of natural gas transmission and distribution systems to sell this gas directly to industrial, commercial and residential customers. This network will be developed through a combination of acquisition of existing utility companies, pipelines, and distribution systems as well as the construction of new pipelines and distribution systems where economics dictate. As the network develops additional gas reserves will be acquired to ensure a long-term supply.

     Based upon the report of an independent petroleum engineer who is also a certified professional geologist the net present value of the oil and gas assets of the company, after substantial discounts, totals $43,634,593.

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

LIQUIDITY AND CAPITAL RESOURCES

     The company is using the funds operating the oil and gas properties with the funds raised through the convertible debenture.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         A former employee has brought a lawsuit against the subsidiary company claiming unpaid commissions. It is management's position that the matter has been discharged in the Bankruptcy of the subsidiary.

     The registrant entered into a settlement agreement with GEM Partners et al, which calls for the company to make cash payments of $500,000.00 within one year. Two Hundred and Twenty Thousand Dollars ($220,000) has been paid toward that settlement. The company has not met its obligation to remit the next payment of $100,000 and a consent judgment has been entered in the court against the company. The registrant, on May 18, 2001, settled this matter with GEM by entering into a Convertible Debenture Purchase Agreement and a 2% Convertible Debenture for $340,000. The consent judgment has been placed in escrow and upon the conversion of the underlying shares or payment the judgment will be set aside and the case will be dismissed.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The majority of the security holders have given their consent to the following:

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

         Stanley Dedmon
         William Trantham
         Carl P. Ranno

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          3.1 Amendment to Articles of Incorporation Dated May 24, 2001 changing the registrant's name to Central Utilities Production Corporation and the authorized common shares to 500,000,000.

     (b) Reports on Form 8-K

          The Company filed two reports on Form 8-K during its second quarter to the date of this report, which by reference are incorporated herein.

          An 8-K filed on April 20, 2001 announcing that the merger disclosed on February 14, 2001 has been withdrawn and the subsidiaries conversion of the Chapter 11 Bankruptcy to a Chapter 7.

          An 8-K filed July 9, 2001 announcing the change of control, new directors, name change, increased authorized shares and pro-forma financial statements.

                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Central Utilities Production, Corporation


August 12, 2001                   By /s/ Stan Dedmon
                                      -------------------------------------
                                      Stan Dedmon
                                      Director and President