Form 10QSB
period 2001-09-30
CENTRAL UTILITIES PRODUCTION CORP
filed 2001-11-19
CIK 1072229

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB
                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


For the Quarter Ended September 30, 2001          Commission File Number 0-27187


                    CENTRAL UTILITIES PRODUCTION CORPORATION
                         (Name of Small Business Issuer)


       Nevada                                          88-0361127
(State of Incorporation)                (I.R.S. Employer Identification Number)


                  1039 North I-35 #301 Carrollton, Texas 75006.
           (Address of Principal Executive Offices Including Zip Code)

                                 (972) 446 3775
                           (Issuers Telephone Number)

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

     Transitional Small Business Disclosure Format: [ ] Yes [X] No

                    CENTRAL UTILITIES PRODUCTION CORPORATION

                                     INDEX

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

          Consolidated Balance Sheet at September 30, 2001                   1

          Consolidated Statements of Operations for the three months
          and nine months ended September 30, 2001 and 2000                  2

          Consolidated Statements of Cash Flows for the nine months
          ended September 30, 2001 and 2000                                  4

          Notes to Financial Statements                                      6

     Item 2 - Management's Discussion and Analysis                           9

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                              11

     Item 2. Changes in Securities and Use of Proceeds                      11

     Item 3. Default Upon Senior Securities                                 11

     Item 4. Submission of Matters to a Vote of Security Holders            11

     Item 5. Other Information                                              11

     Item 6. Exhibits and Reports on Form 8-K                               11

SIGNATURES                                                                  12

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       CENTRAL UTILITIES PRODUCTION CORP.

                      UNAUDITED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2001

ASSETS

CURRENT ASSETS
  Cash                                                             $    229,002
  Accounts receivable                                                    33,851
  Inventories                                                            22,946
                                                                   ------------
        Total current assets                                            285,799
                                                                   ------------

PROPERTY AND EQUIPMENT                                                   51,643

OIL AND GAS PROPERTIES                                               43,936,796

OTHER ASSETS                                                              5,600
                                                                   ------------
TOTAL ASSETS                                                       $ 44,279,838
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                 $     54,009
  Accrued liabilities                                                    89,768
  Notes payable                                                         410,799
  Legal settlement payable                                              345,000
  Convertible debentures                                              1,000,000
                                                                   ------------
        Total current liabilites                                      1,899,576
                                                                   ------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.0001 par value, 3,000,000 shares authorized, none issued
  Common stock, $.0001 par value, 500,000,000 share authorized,
   247,850,152 issued and outstanding                                    24,785
  Paid in capital                                                    43,025,251
  Accumulated deficit                                                  (669,774)
                                                                   ------------
        Total stockholders' equity (deficit)                         42,380,262
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 44,279,838
                                                                   ============

The accompanying notes are an integral part of this consolidated financial statement.

                       CENTRAL UTILITIES PRODUCTION CORP.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,


                                                            THREE MONTHS                       NINE MONTHS
                                                    ----------------------------      ----------------------------
                                                        2001             2000             2001             2000
                                                    -----------      -----------      -----------      -----------
SALES                                               $    52,792      $        --      $    65,110      $        --

COST OF SALES                                           102,990               --          110,423               --
                                                    -----------      -----------      -----------      -----------

        Gross profit                                    (50,198)              --          (45,313)              --
                                                    -----------      -----------      -----------      -----------

OTHER (INCOME) AND EXPENSES
  General and administrative expense                     87,347           77,154          221,753          224,180
  Interest expense                                       30,938          445,353          401,194          513,490
  Settlement expense                                         --               --          500,000
  Other income                                               --
                                                    -----------      -----------      -----------      -----------

        Total other expense (income)                    118,285          522,507          622,947        1,237,670
                                                    -----------      -----------      -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES, DISCONTINUED
 OPERATIONS AND EXTRAORDINARY ITEM                     (168,483)        (522,507)        (668,260)      (1,237,670)

DISCONTINUED OPERATIONS
                                                             --         (275,467)           3,371       (1,216,185)

INCOME TAX (PROVISION) BENEFIT                               --               --               --               --
                                                    -----------      -----------      -----------      -----------

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM            (168,483)        (797,974)        (664,889)      (2,453,855)

EXTRAORDINARY ITEM - NET GAIN ON LIABILITIES TO
BE DISCHARGED IN BANKRUPTCY
 (net of income taxes of $0 and $0)                          --               --               --               --
                                                    -----------      -----------      -----------      -----------


NET INCOME (LOSS)                                   $  (168,483)     $  (797,974)     $  (664,889)     $(2,453,855)
                                                    ===========      ===========      ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                       CENTRAL UTILITIES PRODUCTION CORP.

                FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,


                                                                    THREE MONTHS                       NINE MONTHS
                                                            -----------------------------     -----------------------------
                                                                2001             2000             2001             2000
                                                            ------------     ------------     ------------     ------------
NET INCOME (LOSS) PER COMMON SHARE
  Basic:
   Before discontinued operations and extraordinary item    $          *     $          *     $          *     $      0.005
   Discontinued operations                                             *               --                *            0.005
   Extraordinary item                                                 --               --               --               --
                                                            ------------     ------------     ------------     ------------
        Total                                               $          *     $          *     $          *     $       0.01
                                                            ============     ============     ============     ============
  Diluted:
    Before discontinued operations and extraordinary item   $          *     $          *     $          *     $      0.005
    Discontinued operations                                            *               --                *            0.005
    Extraordinary item                                                --               --               --               --
                                                            ------------     ------------     ------------     ------------

        Total                                               $          *     $          *     $          *     $       0.01
                                                            ============     ============     ============     ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  Basic                                                      247,850,152      228,000,000      244,517,645      228,000,000
                                                            ============     ============     ============     ============
  Diluted                                                    247,850,152      228,000,000      244,517,645      228,000,000
                                                            ============     ============     ============     ============

----------
* Less than $0.01 per share.

 The accompanying notes are an integral part of these consolidated financial statements.

                       CENTRAL UTILITIES PRODUCTION CORP.

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                                        2001                2000
                                                                     -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                  $  (664,889)       $(2,453,855)
  Adjustments to reconcile net  income (loss) to net cash
   provided by operating activities:
    Deferred income taxes                                                     --             (2,951)
    Issuance of stock for compensation and services rendered                  --                 --
    Discontinued operations                                                   --          1,216,185
    Legal settlement                                                     280,000
    Impairment loss                                                           --
    Amortization of debt discount                                        333,333            500,000
  Changes in assets and liabilities:
    Accounts receivable                                                  (33,851)
    Inventories                                                          (22,946)
    Deposits                                                              (5,600)
    Income tax payable                                                        --              8,850
    Accounts payable                                                     (16,537)           (18,352)
    Accrued settlement payable
    Accrued liabilities                                                   60,000             59,145
                                                                     -----------        -----------
          Net cash (used in) provided by continuing operations          (350,490)          (410,978)
          Net cash provided by discontinued operations                     6,923           (686,496)
                                                                     -----------        -----------
          Net cash used in operating activities                         (343,567)        (1,097,474)
                                                                     -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of oil and gas properties                                    (189,703)
  Purchase of property, machinery and equipment                          (51,643)           (10,428)
                                                                     -----------        -----------
          Net cash (used in) investing activities                       (241,346)           (10,428)
                                                                     -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on short-term debt                                          300,000            810,645
  Principal payments on short-term debt                                  (14,201)           (84,388)
  Payments on capital lease obligations                                       --            (17,162)
  Proceeds from sale of convertible debentures                           500,000            500,000
                                                                     -----------        -----------
          Net cash (used in) financing activities                        785,799          1,209,095
                                                                     -----------        -----------

INCREASE IN CASH                                                         200,886            101,193

CASH, BEGINNING OF PERIOD                                                 28,116             13,315
                                                                     -----------        -----------

CASH, END OF PERIOD                                                  $   229,002        $   114,508
                                                                     ===========        ===========

The accompanying notes are an integral part of these consolidated financial statements.

                       CENTRAL UTILITIES PRODUCTION CORP.

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Machinery and equipment acquired under capitalized
 leases                                                 $        --      $24,135
                                                        ===========      =======

Oil and gas properties acquired by note payable         $   125,000      $    --
                                                        ===========      =======
Book value of net assets transferred in connection
 with reverse merger consummated by issuance of
 common stock                                           $43,622,093      $    --
                                                        ===========      =======
SUPPLLEMENTAL CASH FLOW INFORMATION:
Income taxes paid                                       $         0      $     0
                                                        ===========      =======

Interest paid                                           $       938      $82,339
                                                        ===========      =======

The accompanying notes are an integral part of these consolidated financial statements.

                       CENTRAL UTILITIES PRODUCTION CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMEBR 30, 2001


STATEMENT OF INFORMATION FURNISHED

     The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of September 30, 2001, and the results of operations for the three and nine months ended September 30, 2001and 2000 and cash flows for the nine months ended September 30, 2001 and 2000. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 2000 financial statements included in Form 10-KSB.

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

(3) BASIS OF PRESENTATION

The Company entered into an Agreement and Plan of Reorganization in which the Company will merge with Enpetro Mineral Pool, Inc. ("Enpetro"). The agreement is subject to shareholder approval. Enpetro is a newly formed entity and intends to develop certain oil and natural gas reserves. The agreement stipulates that the Company will acquire all of the outstanding voting shares of Enpetro for 228,000,000 post reverse split common shares of the Company. The shareholders of Enpetro will own a substantial controlling interest in the Company. The Company changed its name from Accord Advanced Technologies, Inc. to Central Utilities Production Corp.

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

Enpetro acquired certain oil and gas properties for the issuance of its common shares. The value of the transaction was determined on the basis of the estimated fair value of those oil and gas properties, primarily interest in oil and gas leases. The valuation was assessed by an outside party certified to be a specialist in determining oil and gas reserves and valuation of the related properties. The value was determined to be$43,634,593.

The prior year periods reflect the operations of the Company. There were no operations for Enpetro prior to the reverse acquisition.

(4) DISCONTINUED OPERATIONS

In the year ended December 31, 2000, the Company's only operating subsidiary, Accord SEG, began the process of being liquidated under Chapter 7 of the United States Bankruptcy Code. Liquidation through the bankruptcy court is expected to be completed in 2001. Revenues from the discontinued operations totaled $58,134 and $2,169,165 for the nine months ended September 30, 2001 and 2000 respectively. Revenues from the discontinued operations totaled $-0- and $356,527 for the three months ended September 30, 2001 and 2000 respectively.

(5) LEGAL SETTLEMENT

In the three month period ended June 30, 2001, a third party was awarded a court ordered judgment against the Company for $345,000. The Company is presently negotiating with the third party to have this debt characterized as a convertible debenture through a convertible debenture agreement. If this agreement is reached, it is likely to include; a five year maturity, a below market interest rate, a conversion rate at a discount to the trading value of the Company's common stock and detachable warrants. The $345,000 was accrued at December 31, 2000.

COMMON STOCK

The Company's shareholders approved a one for two reverse stock split.

The Company shareholders approved an increase in the number of authorized shares to 500,000,000.

The Company issued 228,000,000 shares in connection with the reverse merger.

CONVERTIBLE DEBENTURES

In connection with the reverse merger, the Company entered into an agreement to sell $500,000 of convertible debentures. The debentures will be due May 31, 2002 and bear interest at 12% per annum. The debentures are convertible at the lower of $0.23 per share or 60% of the average of the lowest three inter-day trading price. The debenture holders also will receive warrants to purchase 250,000 shares of the Company's common stock at $0.253 per share. The debentures contain a beneficial conversion feature and under generally accepted accounting principles, the intrinsic value of the beneficial conversion feature was recorded as a discount to the related debentures. The discount was determined to be $333,333 and was amortized as interest expense immediately in the three months ended June 30, 2001 because the debenture holders have the right to convert the debentures immediately upon issuance.

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

NOTES PAYABLE

In the three month period ended September 30, 2001, the Company entered into an agreement whereby a lender has committed to loan the Company up to $750,000 under a promissory note. The borrowings are to be funded through December 15, 2001. The Company has drawn $300,000 under the note as of September 30, 2001. The note bears interest at 10% per annum and requires repayment of 33 installments of $26,307 beginning December 31, 2001.

The Company acquired additional oil and gas properties through the issuance of a promissory note of $125,000. The Note bears interest at 9% per annum and is payable in nine monthly installments of $15,139 beginning September 30, 2001.

COMMMITMENTS

During the three months ended September 20, 2001, the Company entered into an agreement with a third party operator of oil and gas properties whereby the third party will provide equipment and services to the Company to assist the Company in the production of its properties. The agreement requires the Company to pay $400,000 for these services to be performed over a one-year period beginning August 11, 2001.

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

     On May 18, 2001, the registrant entered into an Agreement and Plan of Reorganization with Enpetro Mineral Pool, a Nevada Corporation. The agreement called for the acquisition of all the shares of stock of Enpetro to be purchased by the registrant for 228,000,000 common shares, restricted pursuant to Rule 144, of the registrant. The agreement also called for the resignation of Travis Wilson the registrant's President and CEO, a reverse stock split of two shares of the old company for 1 share of the new company. The agreement went on to require the registrant to change its name to Central Utilities Production Corporation. In order to facilitate the agreement it was also required to increase the number of authorized shares to 500,000,000. The majority of the Shareholders have approved all of the above conditions found in the Agreement.

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

RESULTS OF OPERATIONS

     The company had a gross profit for the three months ended September 30, 2001 of $(50,198) and $(45,313) for the nine months ending September 30, 2001.

     The company's net income was $(168,483) for the three months ended September 30, 2001 and $(797,974) for the three months ended September 30, 2000. The net income for nine months ended September 30, 2001 was $(668,260) compared to $(2,453,855) for the nine month period ending on September 30, 2000.

     The company's earnings per share, on a fully diluted basis, for the three months ending September 30, 2001 and for the three months ending September 30, 2000 is less than $0.005 per share.

     The Company expects to face many operating and industry challenges and will be doing business in a highly competitive industry.

     Capital reserves at September 30, 2001 were positive and the company has adequate working capital to continue its operations at its present level. The Company plans to increase working capital through the sale of stock as well as strategic mergers or acquisitions in the industry to increase revenue and cash flow.

LIQUIDITY AND CAPITAL RESOURCES

     The company is using the funds operating the oil and gas properties with the funds raised through the convertible debenture.

SEASONALITY

     The Company's operations are not affected by seasonal fluctuation. However, cash flows may at times be affected by fluctuations in the timing of cash receipts.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

ADDITIONAL FINANCING.

     The Company will require additional financing to achieve growth in operations.

COMPETITION.

     The Company faces competition from many sources, most of which are larger and have significantly more resources than the Company.

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

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         None

     (b) Reports on Form 8-K

         The Company filed no reports on Form 8-K during this reporting period.

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Central Utilities Production, Corporation


November 19, 2001                  By /s/ Stan Dedmon
                                     --------------------------------
                                     Stan Dedmon
                                     Director and President