Form 10KSB
period 2001-12-31
CENTRAL UTILITIES PRODUCTION CORP
filed 2002-06-06
CIK 1072229

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                         Commission File Number 0-27187


                    CENTRAL UTILITIES PRODUCTION CORPORATION
                       (Name of Small Business Registrant)

       Nevada                                             88-0361127
(State of Incorporation)                 (I.R.S. Employer Identification Number)

                  1039 North I-35 #301 Carrollton, Texas 75006.
           (Address of Principal Executive Offices Including Zip Code)

                                 (972) 446 3775
                         (Registrants Telephone Number)

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                               Common Stock $.0001
                                    par value
                                (Title of Class)

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] YES [ ] NO

The registrant's revenues for its most recent fiscal year were $84,559

Number of shares outstanding of each of the registrant's classes of common equity, (par value $.0001) as of May 24, 2002 is 248,778,497. The closing price of the shares on May 24, 2001 was $.03. The market value of the Common Shares held by non-affiliates was $693,255.

The following documents are herein incorporated by reference: (1) Form 10SB12G filed on August 30, 1999 (file No. 000-27187), is incorporated in Part III 13(a); (2) The information found in this paragraph (2) is incorporated in Part III 13(b) An 8-K filed on February 14, 2001 announcing a merger with National Capital. An 8-K filed on April 20, 2001 announcing that the merger disclosed on February 14, 2001 has been withdrawn and the conversion of the Chapter 11 Bankruptcy to a Chapter 7. A 10-KSB filed on May 24, 2001 and an amendment filed on June 6, 2001. An RW filed on June 4, 2001 withdrawing an SB-2. A 10-QSB filed on June 25, 2001. An 8-K filed on July 9, 2001 announcing a merger with Enpetro Mineral Pool for 228,000,000 common shares, an amendment to the Articles of Incorporation increasing the authorized shares to 500,000,000 common, a name change to Central Utilities Production Corporation, a 1 for 2 reverse stock split and the resignation of the President/CEO. The pro forma financial statements were filed attached to an 8-K/A on November 7, 2001. A 10-QSB filed on August 14, 2001 and another 10-QSB filed on November 19, 2001

Transitional Small Business Disclosure Format: [ ] Yes [X] No

                    CENTRAL UTILITIES PRODUCTION CORPORATION

                                      INDEX
                                                                            Page
                                                                            ----
PART I

ITEM 1.  DESCRIPTION OF BUSINESS                                              1
ITEM 2.  DESCRIPTION OF PROPERTY                                              3
ITEM 3.  LEGAL PROCEEDINGS                                                    4
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  4

PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS                                                  5
ITEM 6.  MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION                        5
ITEM 7.  FINANCIAL STATEMENTS                                                10
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL MATTERS                                               10

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT                   11
ITEM 10. EXECUTIVE COMPENSATION                                              12
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT      12
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      13
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                                    13

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

On May 18, 2001, Accord Advanced Technologies, Inc. (Accord) entered into an Agreement and Plan of Reorganization with Enpetro Mineral Pool, Inc. ("Enpetro"), a Nevada corporation in which it was acquired by Accord Advanced Technologies, Inc. ("Accord"). The Agreement and Plan of Reorganization stipulated that Accord acquire all of the outstanding voting shares of Enpetro for 228,000,000 post reverse split common shares of the Accord. The shareholders of Enpetro held an interest of approximately 92% in Accord effective with the acquisition. A name change occurred at the time of the acquisition from Accord Advanced Technologies, Inc. to Central Utilities Production Corp.

Enpetro Mineral Pool, Inc. ("Enpetro") was formed in October 2000. Enpetro acquired certain oil and gas properties for the issuance of its common shares. Accord had previously been a reconditioner and modifier of multi-chamber semiconductor equipment. Accord's only operating subsidiary filed to liquidate under Chapter 7 of the United States Bankruptcy Code in 2000 and had no operations at the time of the merger.

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

BUSINESS

Central Utilities Production Corporation (the "Company"), is an independent energy company engaged in the development and operation of oil and gas producing properties. The Company's current operations are focused in Texas and Kentucky. During the year ended December 31, 2001, the Company acquired oil and gas properties in Kentucky and Texas. The Company began production of these properties in the year ended December 31, 2001.

In June 2001, Central Utilities Production Corp. began a gas injection program on certain of its properties in Kentucky, namely the Flora Russell, BR Young, Harry T. Honaker and the Old Flora Russell leases. The injection system consists of compressing natural gas from several source wells into the Harry T. Honaker #5, and the BR Young #14, at an initial injection rate of 150,000 cu. ft. per day @ 140 psi.

In addition to gas injection, approximately 200 BBLS of polymer treated lease produced water was injected daily into the Old Flora Russell #3 well at approximately 200-250 psi. The gas injection increased to approximately 350-400 mcf per day. Injection pressure declined to approximately 110 psi.

The Company, through its operator, has maintained a well head (casing) pressure of 35 psi on the direct offset wells to the injection points and approximately 25 psi on the outlying wells on all leases adjoining the injection points.

The exterior wells on the Flora Russell, BR Young and the Harry T. Honaker leases have measured a 100% production increase during the past ninety (90) days since the injection program. The company has applied for three (3) additional Injection Well permits. One (1) on the New Flora Russell, one (1) located on the Honaker lease, and one (1) on the Kent Koostra. The additional injection points will provide a more efficient, even coverage from the entire lease group.

The Company operates its Kentucky properties by use of an outside operator, i.e.., Travell Energy, that is familiar with oil and gas operations in Warren County, Kentucky. There are no assurances that the tertiary recovery system will increase oil production levels. Further, while the company is not aware of any environmental problems or violations, it should be noted that the injection system utilized by the company may, in the future, create environmental issues that could affect the continuing operation of the project.

In September, 2001, the Company purchased oil and gas properties in Hardin, Texas known as the "Batson" property which consists of five (5) leases with thirty (30) wells.

The Company utilized the expert services of Nova Resources, Inc. of Dallas, Texas to evaluate the "Batson" property by using, but not limited to 1) the operator's supplied present production numbers; 2) the Texas Railroad Commission's decline curves as derived from HIS; 3) the P-1 "Producer's Monthly Report of Oil Wells" supplied by the operator to the Railroad Commission of Texas; 4) the operator's supplied present lease operation expenses (LOE); 5) the operator's stated sales price of oil and gas as of December 31, 2002; 6) well log analyses; 7) present perforations; 8) behind pipe productive zones to be opened to the wellbone; and 9) well locations immediately adjacent to producing wellbones.

The Company commenced production of oil on the Batson property by utilizing an outside operator, i.e., MER Resources, Inc. of Arcadia, Oklahoma in November, 2001.

The Company was formed as Enpetro valued its acquisition of the oil and gas properties on the basis of the estimated fair value of those oil and gas properties, primarily interests in oil and gas leases. The valuation was assessed by an outside party certified to be a specialist in determining oil and gas reserves and valuation of the related properties. The value was determined to be $26,112,698. Enpetro had no other significant assets or operations.

COMPETITIVE BUSINESS CONDITIONS

The petroleum and natural gas industry is highly competitive and we compete with a substantial number of other companies that have greater resources. Many such companies not only explore for, produce and market petroleum and natural gas but also carry on refining operations and market the resultant products on a worldwide basis. There is also competition between petroleum and natural gas producers and other industries producing energy and fuel. Furthermore, competitive conditions may be substantially affected by various forms of energy legislation and/or regulation considered from time to time by the governments (and/or agencies thereof) of the United States and Canada; however, it is not possible to predict the nature of any such legislation and/or regulation which may ultimately be adopted or its effects upon our future operations. Such laws and regulations may, however, substantially increase the costs of exploring for, developing or producing oil and gas and may prevent or delay the commencement or continuation of a given operation. The exact effect of these risk factors cannot be accurately predicted.

Oil and gas exploration and development involves a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. There is no assurance that we will discover or acquire additional oil and gas in commercial quantities. Oil and gas operations also involve the risk that well fires, blowouts, equipment failure, human error and other circumstances may cause accidental leakage of toxic or hazardous materials, such as petroleum liquids or drilling fluids into the environment, or cause significant injury to persons or property. In such event, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could substantially reduce available cash and possibly result in loss of oil and gas properties. Such hazards may also cause damage to or destruction of wells, producing formations, production facilities and pipeline or other processing facilities.

As is common in the oil and gas industry, we will not insure fully against all risks associated with our business either because such insurance is not available or because premium costs are considered prohibitive. A loss not fully covered by insurance could have a materially adverse effect on our financial position and results of operations.

PATENTS

The registrant has no patents.

ITEM 2. DESCRIPTION OF PROPERTY

The registrant's mailing address 1039 North I-35 #301 Carrollton, Texas 75006. And it phone number is (972) 446-3775. The registrant leases these premises.

The registrant does not own any buildings or real property and has no plans to acquire real property.

ITEM 3. LEGAL PROCEEDINGS

The registrant, on May 18, 2001, settled a pending legal matter with GEM Management, Ltd. and Successway Holdings Ltd by entering into a Convertible Debenture Purchase Agreement and a 2% Convertible Debenture for $340,000. The consent judgment has been placed in escrow and upon the conversion of the underlying shares or payment the judgment will be set aside and the case will be dismissed.

The Company is subject to routine litigation during the normal course of business. The Company knows of no pending litigation that would have a material adverse effect on its financial position or results of operations.

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

The high and low sales prices for each quarter are as follows:

            Quarter           High             Low            Close
            -------           ----             ---            -----
            3/31/00           1.34             .50             .75
            6/30/00            .43             .21             .31
            9/30/00            .29             .10             .10
            12/31/00           .09             .015            .015
            3/31/01            .02             .06             .06
            6/30/01            .10             .10             .10
            9/30/01            .10             .08             .08
            12/31/01           .07             .07             .07
            3/31/02            .04             .02             .04

There is an established trading market for the common equity.

HOLDERS. There are approximately 1700 holders of the common equity of the company.

DIVIDENDS. There have been no cash dividends declared for the past two fiscal years. There are no restrictions that limit the ability to pay dividends on common equity other than the dependency on the company's revenues and earnings and financial condition.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's financial statements, including the notes thereto, appearing elsewhere in this Report.

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

OVERVIEW

Central Utilities Production Corporation (the "Company") is an independent energy company engaged in the development and operation of oil and gas producing properties. The Company's current operations are focused in Texas and Kentucky. During the year ended December 31, 2001, the Company acquired oil and gas properties in Kentucky and Texas. The Company began production of these properties in the year ended December 31, 2001.

The Company was formed as Enpetro Mineral Pool, Inc. ("Enpetro") in October 2000. Enpetro acquired certain oil and gas properties for the issuance of its common shares. Enpetro valued its acquisition of the oil and gas properties on the basis of the estimated fair value of those oil and gas properties, primarily interests in oil and gas leases. The valuation was assessed by an outside party certified to be a specialist in determining oil and gas reserves and valuation of the related properties. The value was determined to be $26,112,698. Enpetro had no other significant assets or operations.

Enpetro entered into an Agreement and Plan of Reorganization in which it was acquired by Accord Advanced Technologies, Inc. ("Accord"). Accord had previously been a reconditioner and modifier of multi-chamber semiconductor equipment. Accord is a publicly traded company. Accord's only operating subsidiary filed to liquidate under Chapter 7 of the United States Bankruptcy Code in 2000 and had no operations at the time of the merger. The Agreement and Plan of Reorganization stipulated that Accord acquire all of the outstanding voting shares of Enpetro for 228,000,000 post reverse split common shares of the Accord. The shareholders of Enpetro held an interest of approximately 92% in Accord effective with the acquisition. A name change occurred at the time of the acquisition from Accord Advanced Technologies, Inc. to Central Utilities Production Corporation.

For financial accounting purposes, the acquisition was a reverse acquisition of the Company by Enpetro, under the purchase method of accounting, and was treated as a recapitalization with Enpetro as the acquirer. Accordingly, the historical financial statements have been restated after giving effect to the acquisition of the Company. The Company's auditor has prepared the financial statements to give retroactive effect to January 1, 2001, of the reverse acquisition, and represent the operations of Enpetro. Consistent with reverse acquisition accounting: (i) all of Enpetro's assets, liabilities, and accumulated deficit, are reflected at their combined historical cost (as the accounting acquirer) and
(ii) the preexisting outstanding shares of the Company (the accounting acquiree) are reflected at their net asset value as if issued on the date of acquisition.

RESULTS OF OPERATIONS

The Company had a gross profit for the year ended December 31, 2001 of $(404,641). The Company's net income was $(1,056,142) for the year ended December 31, 2001 The company's earnings per share, on a fully diluted basis, for the for the year ended December 31, is than $(0.04) per share.

The Company expects to face many operating and industry challenges and will be doing business in a highly competitive industry.

The Company has significant fixed costs that were not covered at the current production and sales volumes. The Company must substantially increase its volumes in order to attain profitability. The Company did not begin production of the Kentucky properties until the third quarter of 2001 and the Texas properties in the fourth quarter. Production was further hampered in 2001 due to poor weather conditions. Management believes that with present commodity prices and its cost structure for production that profitability is attainable.

The net loss for the year ended December 31, 2001 includes charges of $516,410 to amortize the imputed discount on the convertible debentures for the beneficial conversion features of those securities.

The Company is in the early stages of its development, has incurred an operating loss and has negative working capital of $1,165,530 as of December 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company plans to increase working capital through the sale of stock as well as strategic mergers or acquisitions in the industry to increase revenue and cash flow.

LIQUIDITY AND CAPITAL RESOURCES

The Company is using the funds operating the oil and gas properties with the revenue and the funds raised through the convertible debenture as well as certain loans as set forth in the accompanied financial statements.

The Company has a working capital deficit of $1,165,530 at December 31, 2001. The Company is attempting to restructure and extend $1,000,000.00 of convertible debentures. Supplementally, management believes that the debentures will ultimately be converted to common stock. However, there can be no assurances that the debt will be restructured or converted.

The Company used $299,532 of cash in its operations for the year ended December 31, 2001. As the Company increases its volume of business, liquidity will be affected by requirements to carry larger accounts receivable and inventory balances. Generally, inventories are not significant relative to sales volume. The Company has experienced a quick turnover of its accounts receivable.

The Company used $656,196 of cash in investing activities for the year ended December 31, 2001, primarily for the purchase of oil and gas properties and related equipment. The Company will continue to require capital to acquire equipment in order to increase its production volumes.

Management believes that the Company has good relationships with its suppliers and vendors.

The Company will seek additional financing. There can be no assurance that additional public or private financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to the Company. Any additional equity financing may be dilutive to shareholders and such additional equity securities may have rights, preferences or privileges that are senior to those of the Company's existing common stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on the operating flexibility of the company. The failure of the company to successfully obtain additional future funding may jeopardize the company's ability to continue its business and operations.

The Company plans to develop its existing oil and gas properties to increase production and to acquire new oil and gas properties to increase the asset base and revenues of the Company. The Company may elect to sell certain properties that exceeds the cost of operations budget established by the Company.

SEASONALITY

Weather conditions affect the demand for and prices of natural gas and can also delay drilling activities, disrupting our overall business plans. Demand for natural gas is typically higher in the fourth and first quarters resulting in higher natural gas prices. Due to these seasonal fluctuations, results of operations for individual quarterly periods may not be indicative of results which may be realized on an annual basis.

MARKETS AND CUSTOMERS

Our oil and gas production is sold at the well site on an as-produced basis at market-related prices in the areas where the producing properties are located. We do not refine or process any of the oil or natural gas we produce. All of our production is sold to unaffiliated purchasers on a month-to-month basis.

We do not believe the loss of any one of our purchasers would materially affect our ability to sell the oil and gas we produce. Other purchasers are available in our areas of operations.

The marketability of our current oil and gas reserves or of reserves which we may acquire or discover may be affected by numerous factors beyond our control. These factors include fluctuations in product markets and prices, the proximity and capacity of pipelines to our oil and gas reserves, our ability to finance exploration and development costs and the availability of processing equipment. Additional factors are engineering and construction delays, difficulties and hazards resulting from unusual or unexpected geological or environmental conditions, or to the conditions involved in drilling and operating wells.

We are not obligated to provide a fixed and determinable quantity of oil or natural gas under any existing arrangements or contracts.

Our business does not require us to maintain a backlog of products, customer orders or inventory.

REGULATIONS

Domestic exploration for, and production and sale of, oil and gas are extensively regulated at both the federal and state levels. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue, and have issued, rules and regulations binding on the oil and gas industry that often are costly to comply with and that carry substantial penalties for failure to comply. In addition, production operations are affected by changing tax and other laws relating to the petroleum industry, by constantly changing administrative regulations and possible interruptions or termination by government authorities.

State regulatory authorities have established rules and regulations requiring permits for drilling operations, drilling bonds and reports concerning operations. The states in which we operate also have statutes and regulations governing a number of environmental and conservation matters, including the unitization or pooling of oil and gas properties and establishment of maximum rates of production from oil and gas wells. Many states also restrict production to the market demand for oil and gas. Such statutes and regulations may limit the rate at which oil and gas could otherwise be produced from our properties.

We are subject to extensive and evolving environmental laws and regulations. These regulations are administered by the United States Environmental Protection Agency ("EPA") and various other federal, state, and local environmental, zoning, health and safety agencies, many of which periodically examine our operations to monitor compliance with such laws and regulations. These regulations govern the release of waste materials into the environment, or otherwise relating to the protection of the environment, human, animal and plant health, and affect our operations and costs. In recent years, environmental regulations have taken a "beginning-to-end" approach to waste management, regulating and creating liabilities for the waste at its inception to final disposition. Our oil and gas exploration, development and production operations are subject to numerous environmental programs, some of which include solid and hazardous waste management, water protection, air emission controls, and situs controls affecting wetlands, coastal operations, and antiquities.

Environmental programs typically regulate the permitting, construction and operations of a facility. Many factors, including public perception, can materially impact the ability to secure an environmental construction or operation permit. Once operational, enforcement measures can include significant civil penalties for regulatory violations regardless of intent. Under appropriate circumstances, an administrative agency can request a "cease and desist" order to terminate operations.

New programs and changes in existing programs are anticipated, some of which include Natural Occurring Radioactive Materials ("NORM"), oil and gas exploration and production waste management, and underground injection of waste materials.

Each state in which we operate has laws and regulations governing solid waste disposal, water and air pollution. Many states also have regulations governing oil and gas exploration, development and production operations.

We are also subject to Federal and State Hazard Communications ("OSHA") and Community Right to Know ("SARA Title III") statutes and regulations. These regulations govern record keeping and reporting of the use and release of hazardous substances. We believe we are in compliance with these requirements in all material respects.

ITEM 7. FINANCIAL STATEMENTS

The Consolidated Financial Statement of the Company are filed as a part of this Annual Report. See index to the financial statements on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

There have been no changes of Accountants or disagreements with the registrants Accountants on accounting and financial matters.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION16(a) OF THE EXCHANGE ACT

The following is a list of the Directors, Officers and Significant Employees of the issuer.

          Name              Age             Positions and Offices Held
          ----              ---             --------------------------
      Stan Dedmon           60         President/Chief Executive and Director
      Carl P. Ranno         62         Secretary/Treasurer and Director
      William Trantham      58         Director

The Directors have been in office since May of 2001 and will remain in office until the next annual meeting of the Shareholders or unless they resign. There are no agreements that a Director will resign at the request of another person and the above named Directors are not acting on behalf of another person.

The following is a brief summary of each of the Directors, Officers and Significant Employees including their business experience for the past five years.

STAN DEDMON has more than thirty years experience in the oil and gas industry. He has been the Chief Executive Officer of two major independent oil and gas production companies that were established and sold to investment groups. He now serves on the Board of Directors and has an active role in two independent oil and gas operations. His formal education is in Business Administration received from Panhandle State College and West Texas A and M University.

CARL P. RANNO received a degree in Economics from Xavier University in Cincinnati, OH and his Juris Doctor from the University of Detroit School of Law. He has served as President and CEO of public and private companies. Mr. Ranno is also a member of numerous boards of both public and private companies and is an advisor to companies as to securities issues as well as strategic planning, mergers and acquisitions.

WILLIAM TRANTHAM has twenty years experience in corporate management and as chief legal officer of two major independent oil and gas production companies. He is the senior partner of a Denton, Texas law firm that specializes in corporate practice. He received his Juris Doctor from Southern Methodist University.

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

ITEM 10. EXECUTIVE COMPENSATION

The President of the Company did not receive compensation during fiscal year 2001. No other employee received more than $100,000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by the company to be the beneficial owner of more than 5% of the Common Shares (the only class of voting securities) of the company, all directors individually and all directors and officers of the company as a group. Each person has sole voting and investment power with respect to the shares as indicated.

     Name and Address                     Amount of Beneficial        Percentage
    of Beneficial Owner                        Ownership               of Class
    -------------------                        ---------               --------
Stan Dedmon                                             0
1039 North I-35 #301
Carrollton, Texas 75006.
Officer and Director

William Trantham                               15,500,000                6.2%
1710 W. University Drive
Suite A
Denton, Texas  76301
Director

Carl P. Ranno                                     450,000
1039 North I-35 #301
Carrollton, Texas 75006.
Officer Director

Savoy Financial Spendthrift Trust (*)          50,983,333               20.5%
c/o Kevin Dedmon, Trustee
5118 Havenwoods
Houston, Texas 77060

Sunvest Financial Spendthrift Trust (*)        50,983,334               20.5%
c/o Ryan S. Dedmon, Trustee
2023 Grenoble Drive
Carrollton, Texas 75007

Gateway Financial Spendthrift Trust (*)        50,983,333               20.5%
c/o Kevin Dedmon, Trustee
5118 Havenswoods
Houston, Texas 77060

Central Utilities, LPC                         45,600,000               18.3%
1301 South Main Street
Las Vegas, NV. 89104

All Executive Officers and                     15,950,000                6.4%
Directors as a Group (3 persons)

----------
* Stan Dedmon is not the trustee or a beneficiary of any of the three trusts; however, he has the right to appoint a new trustee on each of the trusts. Mr. Dedmon's three adult children are the beneficiaries of the trusts.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The issuer has agreed to remit to Mr. Ranno fees for legal and advisory services rendered during the fiscal year.

There are no parents of this small business issuer.

There were no transactions with promoters during this past fiscal year.

For the year ended December 31, 2001, there were no material underwriting discounts and commissions upon the sale of securities by the issuer where any of the specified persons was or is to be a principal underwriter or is a controlling person or member of a firm that was or is to be a principal underwriter.

There were no transactions involving the purchase or sale of assets other than in the ordinary course of business.

ITEMS 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         2 Agreement for Exchange of Stock and Plan of Reorganization incorporated by reference in the Form 10SB filed August 30, 1999.
         2.1 Agreement for Exchange of Stock and Plan of Reorganization with Enpetro incorporated by reference in the Form 8-K filed on July 9, 2001
         3       Articles of Incorporation with Amendments incorporated by
                 reference in the Form 10SB filed August 30, 1999.
         3.1     Amendment to Articles of Incorporation Dated May 24, 2001
                 changing the registrant's name to Central Utilities Production Corporation and the authorized common shares to 500,000,000 filed with the 10-QSB on November 19, 2001.
         3.2 By-Laws of the corporation filed with the Form 10SB on August 30, 1999 and incorporated by reference
         10      Convertible Debenture Purchase Agreement filed with the Form
                 10SB on August 30, 1999 and incorporated by reference
         10.1    Convertible Debenture filed with the Form 10SB on August 30,
                 1999 and incorporated by reference
         10.2 Escrow Agreement filed with the Form 10SB on August 30, 1999 and incorporated by reference
         10.3 Warrant to Purchase Common Stock filed with the Form 10SB on August 30, 1999 and incorporated by reference

         10.4 Second Amendment to Secured Convertible Debenture Purchase Agreement dated May 9, 2001 filed with the 10-KSB on May 24, 2001 and incorporated by reference.
         10.5 Convertible Debenture Number 6 with New Millennium Capital Partnership, LLC dated May 9, 2001 filed with the 10-KSB on May 24, 2001 and incorporated by reference.
         10.6 Warrant to Purchase Common Stock number 5 with AJW Partners, LLC dated May 9, 2001 filed with the 10-KSB on May 24, 2001 and incorporated by reference.
         10.7 Warrant to Purchase Common Stock number 6 with New Millennium Capital Partners II, LLC dated May 9, 2001 filed with the 10-KSB on May 24, 2001 and incorporated by reference.
         10.8 Form of Convertible Debenture Purchase Agreement with GEM Management, Ltd. and Successway Holdings Ltd. filed with the 10-KSB on May 24, 2001 and incorporated by reference.
         10.9 Form of 2% Convertible Debenture with GEM Management, Ltd. and Successway Holdings Ltd. filed with the 10-KSB on May 24, 2001 and incorporated by reference.
         10.10 Computation per share earnings in financial statements as filed with the Form 10SB on September 6, 2001 and incorporated by reference and the earnings per share contained in the financial statements filed with this 10-K SB.
         17.1 Resignation of Travis Wilson as an Officer and Director dated May 18, 2001 filed with the 10-KSB on May 24, 2001 and incorporated by reference.
         17.2 Resignation of Travis Wilson as an Officer and Director dated May 18, 2001.

     (b) Reports on Form 8-K

         The Company filed four reports on Form 8-K and one amended report during fiscal year 2001 to the date of this report which by reference are incorporated herein.

         An 8-K filed on February 14, 2001 announcing a merger with National Capital.

         An 8-K filed on April 20, 2001 announcing that the merger disclosed on February 14, 2001 has been withdrawn and the conversion of the Chapter 11 Bankruptcy to a Chapter 7 of the former subsidiary.

         An 8-K filed on July 9, 2001 announcing a merger with Enpetro Mineral Pool for 228,000,000 common shares, an amendment to the Articles of Incorporation increasing the authorized shares to 500,000,000 common, a name change to Central Utilities Production Corporation, a 1 for 2 reverse stock split and the resignation of the President/CEO.

         The pro-forma financial statements were filed attached to an 8-KA on November 7, 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Central Utilities Production Corporation


May 30, 2002                       By: /s/ Stan Dedmon
                                      --------------------------------------
                                      Stan Dedmon, Director and President


                                   By: /s/ Carl P. Ranno
                                      --------------------------------------
                                      Carl P. Ranno, Director and Sec/Treas.


                                   By: /s/ William Trantham
                                      --------------------------------------
                                      William Trantham, Director

                       CENTRAL UTILITIES PRODUCTION CORP.


                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

INDEPENDENT AUDITORS' REPORT                                                F-2

CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIOD ENDED DECEMBER 31, 2001:

   Consolidated Balance Sheet                                               F-3

   Consolidated Statement of Operations                                     F-4

   Consolidated Statement of Stockholders' (Deficit) Equity                 F-6

   Consolidated Statement of Cash Flows                                     F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  F-9

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Central Utilities Production Corp.:

We have audited the accompanying consolidated balance sheet of Central Utilities Production Corp. (the "Company"), as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Central Utilities Production Corp. at December 31, 2001, and the consolidated results of its operations and its cash flows for the year ended December 31, 2001, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the early stages of its development, has incurred an operating loss and has negative working capital of $1,165,530 as of December 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are discussed in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


/s/ EPSTEIN, WEBER & CONOVER, P.L.C.

Scottsdale, Arizona
May 17, 2002

CENTRAL UTILITIES PRODUCTION CORP.

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2001
--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
  Cash                                                             $    330,190
  Accounts receivable                                                    15,573
   Inventories                                                           16,693
                                                                   ------------
       Total current assets                                             362,456
                                                                   ------------

OIL AND GAS PROPERTIES, at cost (full cost method):
  Proved properties                                                  26,154,972
  Unproved properties                                                    55,729
  Less accumulated amortization                                         (35,155)
                                                                   ------------
       Net oil and gas properties                                    26,175,546

OTHER OPERATING PROPERTY AND EQUIPMENT                                  518,363
OTHER ASSETS                                                             72,050
                                                                   ------------
TOTAL ASSETS                                                       $ 27,128,415
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                 $     72,961
  Accrued liabilities                                                   136,477
  Current maturities of long-term debt                                  316,548
  Current maturities of convertible debentures                        1,000,000
                                                                   ------------
       Total current liabilites                                       1,525,986
                                                                   ------------

LONG-TERM DEBT NET OF CURRENT MATURITIES                                567,870

CONVERTIBLE DEBENTURES, NET OF CURRENT MATURITIES                       340,000
                                                                   ------------
       Total liabilities                                              2,433,856
                                                                   ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.0001 par value, 3,000,000 shares
   authorized, none issued                                                   --
  Common stock, $.0001 par value, 500,000,000 share
   authorized, 248,778,497 issued and outstanding                        24,878
  Paid in capital                                                    25,725,823
  Accumulated deficit                                                (1,056,142)
                                                                   ------------
       Total stockholders' equity (deficit)                          24,694,559
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 27,128,415
                                                                   ============

                 The accompanying notes are an integral part of
                     these consolidated financial statements

CENTRAL UTILITIES PRODUCTION CORP.

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE PERIOD ENDED DECEMBER 31, 2001
--------------------------------------------------------------------------------

SALES                                                               $    84,559
                                                                    -----------
COSTS AND EXPENSES:
  Lease operating expense                                               183,130
  General and administrative expense                                    231,915
  Depreciation, depletion and amortization                               74,155
                                                                    -----------
       Total costs and expenses                                         489,200

GROSS INCOME                                                           (404,641)
                                                                    -----------

OTHER (INCOME) AND EXPENSES
  Interest expense                                                      653,566
  Settlement expense                                                         --
  Other income                                                           (2,065)
                                                                    -----------
       Total other expense (income)                                     651,501
                                                                    -----------

LOSS BEFORE INCOME TAXES                                             (1,056,142)

INCOME TAX (PROVISION) BENEFIT                                               --
                                                                    -----------

NET LOSS                                                            $(1,056,142)
                                                                    ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements

CENTRAL UTILITIES PRODUCTION CORP.

FOR THE YEAR ENDED DECEMBER 31, 2001
--------------------------------------------------------------------------------

NET INCOME (LOSS) PER COMMON SHARE

          Basic                                                     $          *
                                                                    ============

          Diluted                                                   $          *
                                                                    ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

     Basic                                                           247,850,152
                                                                    ============

     Diluted                                                         247,850,152
                                                                    ============

* Less than $0.01 per share.

                 The accompanying notes are an integral part of
                    these consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2001
--------------------------------------------------------------------------------

                                                 Common Stock
                                            -----------------------     Additional       Accumulated
                                            Shares       Par Value    Paid-In Capital      Deficit          Total
                                            ------       ---------    ---------------      -------          -----
Balances at January 1, 2001               228,000,000    $ 22,800      $ 26,091,398     $        --     $26,114,198

Recapitalization for Reverse Merger        20,033,497       2,003          (947,505)                       (945,502)

Comon Stock Issued as Consideration
 for Services                                 345,000          35            37,710          37,745

Value of Beneficial Conversion Feature
 of Convertible Debentures                                                  516,410                         516,410

Common Stock Issued for Conversion
 of Debt                                      400,000          40            27,810                          27,850

Net Loss                                                                                 (1,056,142)     (1,056,142)
                                         ------------    --------      ------------     -----------     -----------
Balances at December 31, 2001             248,778,497    $ 24,878      $ 25,725,823     $(1,056,142)    $24,694,559
                                         ============    ========      ============     ===========     ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements

CENTRAL UTILITIES PRODUCTION CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD ENDED DECEMBER 31, 2001
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $(1,056,142)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Issuance of stock for services rendered                              37,745
    Conversion of accrued interest on debentures into stock              27,850
    Depreciation and depletion                                           74,155
    Amortization of deferred financing costs                             39,000
    Amortization of discount on convertible debentures                  516,410
  Changes in assets and liabilities, net of business acquired:
    Accounts receivable                                                 (15,573)
    Inventories                                                         (16,693)
    Other assets                                                        (11,050)
    Accounts payable                                                     38,193
    Accrued liabilities                                                  66,573
                                                                    -----------
          Net cash used in operating activities                        (299,532)
                                                                    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net cash acquired through business acquisition                          5,482
  Purchase of oil and gas properties                                   (104,315)
  Purchase of property and equipment                                   (557,363)
                                                                    -----------
          Net cash used in investing activities                        (656,196)
                                                                    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on long-term debt                                          895,000
  Expenditures for financing costs                                     (100,000)
  Principal payments on long-term debt                                  (10,582)
  Proceeds from sale of convertible debentures                          500,000
                                                                    -----------
          Net cash provided by financing activities                   1,284,418
                                                                    -----------

INCREASE IN CASH                                                        328,690

CASH, BEGINNING OF PERIOD                                                 1,500
                                                                    -----------

CASH, END OF PERIOD                                                 $   330,190
                                                                    ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements

CENTRAL UTILITIES PRODUCTION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD ENDED DECEMBER 31, 2001
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Oil and gas properties acquired by note payable                   $   125,000
                                                                    ===========

  Book value of net assets transferred in connection with
   reverse merger consummated by issuance of common stock           $26,112,698
                                                                    ===========
SUPPLLEMENTAL CASH FLOW INFORMATION:

  Income taxes paid                                                 $         0
                                                                    ===========

  Interest paid                                                     $     3,373
                                                                    ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements

CENTRAL UTILITIES PRODUCTION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMEBR 31, 2001
--------------------------------------------------------------------------------

(1)   NATURE OF OPERATIONS AND BASIS OF PRESENTATION

      Central Utilities Production Corporation (the "Company"), is an independent energy company engaged in the development and operation of oil and gas producing properties. The Company's current operations are focused in Texas and Kentucky. During the year ended December 31, 2001, the Company acquired oil and gas properties in Kentucky and Texas. The Company began production of these properties in the year ended December 31, 2001.

      The Company was formed as Enpetro Mineral Pool, Inc. ("Enpetro") in October 2000. Enpetro acquired certain oil and gas properties for the issuance of its common shares. Enpetro valued its acquisition of the oil and gas properties on the basis of the estimated fair value of those oil and gas properties, primarily interests in oil and gas leases. The valuation was assessed by an outside party certified to be a specialist in determining oil and gas reserves and valuation of the related properties. The value was determined to be $26,112,698. Enpetro had no other significant assets or operations.

      Enpetro entered into an Agreement and Plan of Reorganization in which it was acquired by Accord Advanced Technologies, Inc. ("Accord"). Accord had previously been a reconditioner and modifier of multi-chamber semiconductor equipment. Accord is a publicly traded company. Accord's only operating subsidiary filed to liquidate under Chapter 7 of the United States Bankruptcy Code in 2000 and had no operations at the time of the merger. The Agreement and Plan of Reorganization stipulated that Accord acquire all of the outstanding voting shares of Enpetro for 228,000,000 post reverse split common shares of the Accord. The shareholders of Enpetro held an interest of approximately 92% in Accord effective with the acquisition. A name change occurred at the time of the acquisition from Accord Advanced Technologies, Inc. to Central Utilities Production Corp.

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

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying balance sheet, the Company had a working capital deficiency of $1,165,530 at December 31, 2001. The Company began revenue generating operations in the year ended December 31, 2001. However, the Company has yet to create positive cash flows and has yet to generate profitable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management intends to restructure certain debt and raise additional equity capital. Management believes that it will be able to raise production to levels capable of covering fixed costs and attaining profitability. However, there can be no assurances that the Company will be successful in meeting these objectives. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      CASH - Cash includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

      OIL AND GAS PROPERTIES - The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized.

      All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. There were no such impairments identified during 2001.

      In addition, the capitalized costs are subject to a "ceiling test", which basically limits such costs to the aggregate of the "estimated present value," discounted at a 10-percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

      Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income. Abandonments of properties are accounted for as adjustments of capitalized costs with no loss recognized. There were no sales or abandonments during 2001.

      LONG -LIVED ASSETS -Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset and long -lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

      DEFERRED FINANCING COSTS -Deferred financing costs included in other assets of $61,000, net of $39,000 of accumulated amortization, are being amortized using the effective interest method over the term of the associated debt.

      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Enpetro Mineral Pool, Inc. and Accord SEG. Accord SEG is being liquidated under Chapter 7 of the United States Bankruptcy Code. All significant intercompany accounts and transactions are eliminated.

      INVENTORIES - Inventories consist of crude oil held in holding tanks awaiting delivery to the customer. Inventories generally are immaterial to the operations. Inventories are valued at the lower of cost or market.

      INCOME TAXES - The Company provides for income taxes based on the provisions of Statement of Financial Accounting Standards No. 109,
      ACCOUNTING FOR INCOME TAXES, which among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statements.

      REVENUE RECOGNITION - The Company recognizes revenue from sales of oil and gas at the point of passage of title, which is generally at the time of shipment. Revenue is recognized in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

      USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Other significant estimates include depletion of proved oil and gas properties. Oil and gas reserve estimates, which are the basis for unit-of-production depletion and the ceiling test, are inherently imprecise and are expected to change as future information becomes available.

      NET INCOME PER SHARE - Net income per share amounts are presented in accordance with SFAS 128, "Earnings per Share," which requires the presentation of basic net income per share and diluted net income per share. Basic net income per share was computed by dividing net income by the weighted average number of common shares outstanding for each respective period. Because the Company had a net loss for the year, the impact of any potentially dilutive common shares would have had an anti-dilutive effect.

      FINANCIAL INSTRUMENTS - Financial instruments held by the Company include cash, accounts receivable, accounts payable, notes payable and convertible debentures. The carrying value of cash, accounts receivable and accounts payable are considered to be representative of fair value because of the short-term maturity of these instruments. In management's opinion, the estimated fair values of the Company's long-term debt and $1,000,000 of its convertible debentures approximate book value as these instruments bear interest at market rates. Management has not estimated the fair value of $340,000 of its convertible debentures as they bear interest at substantially below market rates, and there is not a comparable market for similar instruments, however, it is likely that fair value of these debentures is less than the carrying value.

      RECENTLY ISSUED ACCOUNTING STANDARDS - In June 1998, SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, was issued effective for fiscal years beginning after June 15, 2000 (as amended). SFAS No. 133 establishes accounting and reporting standards requiring that derivative instruments be recorded on the balance sheet as either an asset or liability measured at its fair value. This statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company is not currently involved in any derivative or hedging activity and adoption of SFAS No. 133 had no impact on the Company.

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

      On June 29, 2001, SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, were issued by the FASB. SFAS No. 141 states that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method of accounting; use of the pooling-of-interests method is prohibited. SFAS 142 supersedes Accounting Principal Board Opinion 17, "Intangible Assets" and is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires companies to cease amortization of goodwill, replacing amortization with an annual impairment test. The Company does not have any goodwill as of December 31, 2001 and does not believe that adoption of this standard will have any impact.

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

(3)   BUSINESS COMBINATION

      As discussed in Note 1, the Company acquired all of the outstanding shares of Enpetro by issuing 228,000,000 shares of its common stock. For financial accounting purposes, the acquisition was a reverse acquisition of the Company by Enpetro, under the purchase method of accounting, and was treated as a recapitalization with Enpetro as the acquirer. Enpetro was formed in October 2000 but had no operations prior to its acquisition by the Company. Accord had ceased operations in connection with the Chapter 7 bankruptcy liquidation of its operating subsidiary. There were no significant assets of Accord but certain liabilities of Accord were assumed in the business combination. Those liabilities consisted of $840,000 of convertible debentures, and accounts payable and accrued liabilities of approximately $105,000. The recapitalization of Enpetro reflects the negative book value of the net liabilities of Accord as of the date of the merger, May 11, 2001, of $945,502. Had the acquisition occurred on January 1, 2001, the results of operations for the year ended December 31, 2001 would have reflected a net loss of $1,068,848 or $12,706 greater than actually reported. Accord had no revenues in that intervening period.

(4)   COMMON STOCK

      The Company issued 228,000,000 shares in connection with the reverse acquisition (Note 3).

      The Company issued 345,000 shares of its common stock to consultants as consideration for services rendered to the Company. The value of the transactions was determined on the basis of the quoted trading price of the common stock at the date on which the commitment for payment of those services was made.

      As discussed in Note 5, convertible debentures were issued with a beneficial conversion feature. The value of the beneficial conversion feature was determined to $516,410 and that amount is reflected as a credit to additional paid-in capital.

      The holders of the convertible debentures converted accrued interest of $27,850 for 400,000 shares of common stock. The number of shares in the conversion was determined under the formula for the convertible debentures.

      In connection with the issuance of the convertible debentures, warrants to acquire shares of the Company's common stock were also issued. The Company issued 750,000 warrants to acquire common stock at $0.253 per share. The warrants are exercisable by the holder at any time through June 30, 2004.

(5)   CONVERTIBLE DEBENTURES AND NOTES PAYABLE

      In connection with the reverse merger, the Company entered into an agreement to sell $500,000 of convertible debentures. The debentures are due May 31, 2002 and bear interest at 12% per annum. The debentures are convertible at the lower of $0.23 per share or 60% of the average of the lowest three inter-day trading prices of the previous twenty trading days. The debenture holders received warrants to purchase 250,000 shares of the Company's common stock at $0.253 per share. The warrants were not assigned any value as the exercise price greatly exceeded the market value of the stock. The debentures contain a beneficial conversion feature and under generally accepted accounting principles, the intrinsic value of the beneficial conversion feature was recorded as a discount to the related debentures. The discount was determined to be $333,333 and was amortized as interest expense as of the date of issuance due to the immediate conversion option of the purchaser. The effective interest rate on the debenture when considering the discount is imputed to be approximately 120%. During 2001, the debenture holders converted accrued interest of $27,850 into 400,000 shares of stock.

      On June 22, 2000, the Company executed a Secured Convertible Debenture Purchase Agreement in the amount of $1,000,000. Of the total commitment amount, $500,000 was funded by the purchasers. The debentures are due June 30, 2001 and bear interest at 12% per annum. The debenture agreement also provides the purchaser warrants to purchase 500,000 shares of the Company's common stock at $0.253 per share. The warrants were not assigned any value as the exercise price greatly exceeded the market value of the stock. The debentures are convertible into the Company's common stock at the lower of $0.23 per share or 60% of the lowest three inter-day trading prices of the previous twenty trading days. The Company recorded a discount on the debentures of $500,000 representing the maximum discount for the beneficial conversion feature contained in the debentures. The discount was amortized as interest expense as of the date of issuance due to the immediate conversion option of the purchaser. The Company paid fees of $60,000 related to securing the financing. The financing costs were capitalized and are being amortized over the one year term of the note.

      The Company assumed a judgment of $281,000 from Accord. The Company and the third party agreed to convert the judgment into a convertible debenture with a face amount of $340,000 that matures in May 18, 2006 and bears interest at 2% per annum. The debentures are convertible at the lower of $.35 per share or 65% of the average of the lowest three inter-day trading prices of the previous 20 trading days. The debentures contained a beneficial conversion feature and under generally accepted accounting principles, the intrinsic value of the beneficial conversion feature was recorded as a discount to the related debentures. The discount was determined to be $183,077 and was amortized as interest expense at inception as the debentures were convertible upon issuance. The effective interest rate on the debenture when considering the discount is imputed to be approximately 17.5%.

      In September 2001, the Company entered into an agreement whereby a lender has committed to loan the Company up to $750,000 under a promissory note that is collateralized by a second position in the Texas oil and gas properties. The borrowings were funded through December 15, 2001. The note bears interest at 10% per annum and requires repayment of 33 installments of $26,307 beginning December 31, 2001. The Company paid fees of $40,000 related to securing the financing. The financing costs were capitalized and are being amortized over the 33 month term of the note.

      The Company acquired additional oil and gas properties through the issuance of a promissory note of $125,000. The Note bears interest at 9% per annum is payable in nine monthly installments of $15,139 beginning September 30, 2001, and is collateralized by the Texas oil and gas properties.

      The Company acquired a vehicle through an auto loan of $20,000. The loan bears interest at 7.5% and is payable in 60 monthly installments of $401.

      Future maturities of convertible debentures and notes payable are as follows:

        2002                                                   $1,388,627
        2003                                                      284,478
        2004                                                      199,078
        2005                                                        4,300
        2006                                                      343,935
                                                               ----------
           Total                                               $2,220,418
                                                               ==========

      The Company is negotiating with the debenture holders and intends to extend the maturity dates of the convertible debentures that are due May 31, 2002.

(6)   COMMMITMENTS AND CONTINGENCIES

      During the year, the Company entered into an agreement with a third party operator of oil and gas properties whereby the third party will provide equipment and services to the Company to assist the Company in the operation and production of its properties. The agreement requires the Company to pay $400,000 for these services to be performed over a one-year period beginning August 11, 2001. Through December 31, 2001, the Company had paid $50,000 under this agreement.

      The Company is subject to routine litigation during the normal course of business. The Company believes that the outcome of pending litigation will not have a material adverse effect on its financial position or results of operations.

(7)   PROPERTY AND EQUIPMENT

      At December 31, 2001, property and equipment consisted of the following:

        Property and equipment                                $ 531,463
        Vehicles                                                 25,900
                                                              ---------
                                                                557,363
        Less accumulated depreciation                           (39,000)
                                                              ---------
             Total                                            $ 518,363
                                                              =========

      Property and equipment is comprised primarily of support equipment and is recorded at cost and depreciated over the estimated useful lives, generally 5-7 years, using the straight-line method.

(8)   INCOME TAXES

      The provision (benefit) for income taxes at December 31, 2001 consists of the following:


         Current tax provision (benefit)                      $ (203,831)
         Deferred tax provision (benefit)                         203,831
                                                              -----------
          Total income tax provision (benefit)                $         0
                                                              ===========

      Deferred income tax assets of $1,316,726 at December 31, 2001 relate primarily to net operating loss carryforwards of $2,751,000 for federal and state purposes. The deferred income tax assets are fully offset by a valuation allowance. The valuation allowance increased by $420,057 during the year ended December 31, 2001. The net operating loss carryforwards begin expiring in 2020 for federal income taxes and 2005 for state purposes. Approximately $510,000 of the net operating loss carryforwards are restricted under Internal Revenue Code Section 382 due to the change in ownership control of the Company.

      Significant components of the company's deferred income taxes as of December 31, 2001 are as follows:

         Net operating loss carry-forwards                    $ 1,100,500
         Debt discount                                            206,564
         Depreciation and depletion                                 9,662
                                                              -----------
           Total                                                1,316,726

           Valuation allowance                                 (1,316,726)
                                                              -----------
           Net deferred income tax asset                      $         0
                                                              ===========

      The differences between the statutory and effective tax rates is as follows:

        Federal statutory rates                      $(359,088)      (34)%
        State income taxes                             (63,369)       (6)%

        Valuation allowance for operating loss
         carryforwards                                 420,057        40%
        Other                                            2,400        --%
                                                     ---------       ---

             Effective rate                          $       0         0%
                                                     =========       ===

(9)   RELATED PARTY TRANSACTIONS

      The Company is provided legal services by two individuals, one of whom is a stockholder, the other a stockholder and director. During the year ended December 31, 2001, the Company paid these individuals $79,710.
      Additionally, the Company issued 300,000 shares of common stock to these individuals during the year ended December 31, 2001.

(10)  ACQUISITIONS OF OIL AND GAS PROPERTIES

      The Company has acquired working interests in oil and gas properties in Kentucky and Texas. Upon its inception, the Company acquired interests through the exercise of options on Kentucky properties initially identified in oil and gas delivery contracts held by the Company. Because there was no market for the Company's stock exchanged in this transaction, the Company valued the transaction on the basis of the value of the working interests in the oil and gas properties acquired. The value of the properties was determined to be $26,112,698. A valuation was conducted by an outside party certified to be a specialist in determining oil and gas reserves and valuation of the related properties. At December 31, 2001, the Company had 16 wells associated with eight leases acquired in this transaction. Generally, the Company's working interests are 80% to 85% in these properties.

      Also, in the year ended December 31, 2001, the Company acquired six properties in Hardin County, Texas. The Company acquired the properties for a note payable of $125,000. Generally, the Company's working interests are approximately 80% in these properties.

      The Company has performed no exploration activities in these properties during the year ended December 31, 2001. However, the Company has contracted with an independent operator to conduct the production of these properties.

(11)  CONCENTRATIONS

      Substantially all of the Company's revenues result from sales to oil and gas companies. During 2001, all of the Company's sales were to two companies. The accounts receivable balance at December 31, 2001 is comprised of amounts due from these two customers. This concentration of customers may impact the Company's overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. To date, the Company has not experienced significant credit losses.

(12)  NET LOSS PER SHARE

      Net (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the year. Debentures convertible to 27,372,000 common shares and warrants exercisable for 750,000 common shares were not considered in the calculation for diluted earnings per share for the year ended December 31, 2001 because the effect of their inclusion would be anti-dilutive. The following presents the computation of basic and diluted earnings per share from continuing operations:

                                                                            Per
                                           Income/(Losss)      Shares      Share
                                           --------------      ------      -----
Net Income (Loss)                          $(1,056,142)
  Discontinued operations                           --
  Extraordinary income                              --
                                           -----------
Income from continuing operations           (1,056,142)

BASIC EARNINGS (LOSS) PER SHARE:
  Loss available to Common Shareholders    $(1,056,142)      247,850,152    $  *

EFFECT OF DILUTIVE SECURITIES:
  Diluted earnings (loss) per share        $(1,056,142)      247,850,152    $  *

* less than $0.01 per share

(13) SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

      The following disclosures provide unaudited information required by SFAS No. 69, "Disclosures About Oil and Gas Producing Activities."

      COSTS INCURRED

      Costs incurred in oil and natural gas property acquisition, exploration and development activities are summarized below:

        Property acquisition costs:
          Unproved                                           $    55,279
          Proved                                              26,154,972
        Exploration cost                                              --
        Development costs                                             --
                                                             -----------
            Total costs incurred                             $26,154,972
                                                             ===========

      OIL AND NATURAL GAS RESERVES

      Proved reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can reasonably be expected to be recovered through existing wells with existing equipment and operating methods. The Company emphasizes that reserve estimates are inherently imprecise. Accordingly, these estimates are expected to change as future information becomes available.

      Proved oil and natural gas reserve quantities at December 31, 2001, and the related discounted future net cash flows before income taxes are based on estimates prepared by NOVA Resource Inc. and Glover Petroleum Consultants, independent petroleum engineers. Such estimates have been prepared in accordance with guidelines established by the Securities and Exchange Commission.

      The Company's net ownership interests in estimated quantities of proved oil and natural gas reserves and changes in net proved reserves, all of which are located in the continental United States, are summarized below:

                                                     Oil (Bbls)        Gas(Mcf)
                                                     ----------        --------
        Proved developed and undeveloped reserves-
          Beginning of year                                  --               --
          Purchase of oil and gas properties          4,884,185       29,936,358
          Discoveries and extensions                         --               --
          Revisions                                          --               --
          Production                                     (6,476)              --
                                                     ----------       ----------
          End of Year                                 4,890,661       29,936,358
                                                     ==========       ==========

        Proved developed reserves at end of year      1,904,443       15,757,604
                                                     ==========       ==========

      STANDARDIZED MEASURE

      The standardized measure of discounted future net cash flows relating to the Company's ownership interests in proved oil and natural gas reserves as of year-end is shown below:

                                                                       2001
                                                                   ------------
        Future cash inflows                                        $197,338,388
        Future oil and natural gas operating and
         development costs                                           21,805,437
        Future income tax expenses                                    7,632,590
                                                                   ------------
        Future net cash flows                                       167,900,361
        10% annual discount for estimating timing of cash flows     (94,020,645)
                                                                   ------------

        Standard measure of discounted future net cash flows       $ 73,879,716
                                                                   ============

      Future cash flows are computed by applying year-end prices of oil and natural gas to year-end quantities of proved oil and natural gas reserves. Average prices used in computing year end 2001 future cash flows were $19.83 for oil and $3.17 for natural gas. Future operating expenses and development costs are computed primarily by the Company's petroleum engineer consultants by estimating the expenditures to be incurred in developing and producing the Company's proved oil and natural gas reserves at the end of the year, based on year end costs and assuming continuation of existing economic conditions.

      Future income taxes are based on year-end statutory rates, adjusted for tax basis and availability of applicable tax assets. A discount factor of 10 percent was used to reflect the timing of future net cash flows. The standardized measure of discounted future net cash flows is not intended to represent the replacement cost or fair market value of the Company's oil and natural gas properties.