Form 10QSB
period 2002-03-31
CENTRAL UTILITIES PRODUCTION CORP
filed 2002-06-10
CIK 1072229

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

                                Quarterly Report
        Under Section 13 or 15(d) of The Securities Exchange Act of 1934


For the Quarter Ended March 31, 2002              Commission File Number 0-27187


                    CENTRAL UTILITIES PRODUCTION CORPORATION
                         (Name of Small Business Issuer)


         Nevada                                         88-0361127
(State of Incorporation)                 (I.R.S. Employer Identification Number)


                  1039 North I-35 #301 Carrollton, Texas 75006
           (Address of Principal Executive Offices Including Zip Code)


                                 (972) 446-3775
                           (Issuers Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] YES [ ] NO

Number of shares outstanding of each of the issuer's classes of common equity, as of June 4, 2002: 248,778,497

Transitional Small Business Disclosure Format: [ ] Yes [X] No

                    Central Utilities Production Corporation

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

          Consolidated Balance Sheet at March 31, 2002                        1

          Consolidated Statement of Operations for the three months
          ended March 31, 2002                                                2

          Consolidated Statement of Cash Flows for the three months
          ended March 31, 2002                                                4

          Notes to Financial Statements                                       5

     Item 2 - Management's Discussion and Analysis                           11

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                               16

     Item 2. Changes in Securities and Use of Proceeds                       16

     Item 3. Default Upon Senior Securities                                  16

     Item 4. Submission of Matters to a Vote of Security Holders             16

     Item 5. Other Information                                               16

     Item 6. Exhibits and Reports on Form 8-K                                16

SIGNATURES                                                                   17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CENTRAL UTILITIES PRODUCTION CORP.

CONSOLIDATED BALANCE SHEET
MARCH 31, 2002
--------------------------------------------------------------------------------


ASSETS                                                              Unaudited

CURRENT ASSETS
  Cash                                                             $     49,749
  Accounts receivable                                                    29,457
  Inventories                                                            21,602
                                                                   ------------
       Total current assets                                             100,808
                                                                   ------------

OIL AND GAS PROPERTIES, at cost (full cost method):
  Proved properties                                                  26,234,688
  Unproved properties                                                    55,729
  Less accumulated amortization                                         (54,405)
                                                                   ------------
       Net oil and gas properties                                    26,236,012
OTHER OPERATING PROPERTY AND EQUIPMENT                                  506,290
OTHER ASSETS                                                             51,050
                                                                   ------------
TOTAL ASSETS                                                       $ 26,894,160
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
  Accounts payable                                                 $     78,315
  Accrued liabilities                                                   177,477
  Current maturities of long-term debt                                  316,548
  Current maturities of convertible debentures                        1,000,000
                                                                   ------------
      Total current liabilites                                        1,572,340
                                                                   ------------

LONG-TERM DEBT NET OF CURRENT MATURITIES                                526,577

CONVERTIBLE DEBENTURES, NET OF CURRENT MATURITIES                       340,000
                                                                   ------------
       Total liabilities                                              2,438,917
                                                                   ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.0001 par value, 3,000,000 shares
   authorized, none issued                                                   --
  Common stock, $.0001 par value, 500,000,000 shares
   authorized, 248,778,497 issued and outstanding                        24,878
  Paid in capital                                                    25,725,823
  Accumulated deficit                                                (1,295,458)
                                                                   ------------
       Total stockholders' equity (deficit)                          24,455,243
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 26,894,160
                                                                   ============

                 The accompanying notes are an integral part of
                     these consolidated financial statements

CENTRAL UTILITIES PRODUCTION CORP.

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2002
--------------------------------------------------------------------------------


                                                                      Unaudited

SALES                                                                 $  67,600
                                                                      ---------
COSTS AND EXPENSES:
  Lease operating expense                                                92,752
  General and administrative expense                                     97,780
  Depreciation, depletion and amortization                               63,250
                                                                      ---------
       Total costs and expenses                                         253,782

OPERATING LOSS                                                         (186,182)
                                                                      ---------

OTHER (INCOME) AND EXPENSES
  Interest expense                                                       53,524
  Settlement expense                                                         --
  Other income                                                             (390)
                                                                      ---------

       Total other expense (income)                                      53,134
                                                                      ---------

LOSS BEFORE INCOME TAXES                                               (239,316)

INCOME TAX (PROVISION) BENEFIT                                               --
                                                                      ---------

NET LOSS                                                              $(239,316)
                                                                      =========

                 The accompanying notes are an integral part of
                     these consolidated financial statements

CENTRAL UTILITIES PRODUCTION CORP.

FOR THE THREE MONTHS ENDED MARCH 31, 2002
--------------------------------------------------------------------------------


NET INCOME (LOSS) PER COMMON SHARE

  Basic                                                             $          *
                                                                    ============
  Diluted                                                           $          *
                                                                    ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  Basic                                                              248,778,497
                                                                    ============
  Diluted                                                            248,778,497
                                                                    ============

* Less than $0.01 per share.

                 The accompanying notes are an integral part of
                    these consolidated financial statements

CENTRAL UTILITIES PRODUCTION CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2002
--------------------------------------------------------------------------------

                                                                     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $(239,316)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and depletion                                           42,250
    Amortization of deferred financing costs                             21,000
  Changes in assets and liabilities, net of business acquired:
    Accounts receivable                                                 (13,884)
    Inventories                                                          (4,909)
    Other assets                                                             --
    Accounts payable                                                      5,354
    Accrued liabilities                                                  41,000
                                                                      ---------
       Net cash used in operating activities                           (148,505)
                                                                      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of oil and gas properties                                    (79,716)
  Purchase of property and equipment                                    (10,927)
                                                                      ---------
       Net cash used in investing activities                            (90,643)
                                                                      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                                  (41,293)
                                                                      ---------
       Net cash used in financing activities                            (41,293)
                                                                      ---------

DECREASE IN CASH                                                       (280,441)

CASH, BEGINNING OF PERIOD                                               330,190
                                                                      ---------

CASH, END OF PERIOD                                                   $  49,749
                                                                      =========
SUPPLLEMENTAL CASH FLOW INFORMATION:

  Income taxes paid                                                   $      --
                                                                      =========
  Interest paid                                                       $  12,524
                                                                      =========

                 The accompanying notes are an integral part of
                     these consolidated financial statemens

                       CENTRAL UTILITIES PRODUCTION CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 (UNAUDITED)


STATEMENT OF INFORMATION FURNISHED

The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of March 31, 2002, and the results of operations for the three ended March 31, 2002 and cash flows for the three months ended March 31, 2002. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 2001 financial statements included in Form 10-KSB.

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

The company had no operations prior to May 2001, thus the accompanying financial statements do not include comparative amounts for the three month period ended March 31, 2001.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. There were no such impairments identified during the quarter ended March 31, 2002.

In addition, the capitalized costs are subject to a "ceiling test", which basically limits such costs to the aggregate of the "estimated present value," discounted at a 10-percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income. Abandonments of properties are accounted for as adjustments of capitalized costs with no loss recognized. There were no sales or abandonments during the quarter ended March 31, 2002 .

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

DEFERRED FINANCING COSTS -Deferred financing costs included in other assets of $40,000, net of $60,000 of accumulated amortization, are being amortized using the effective interest method over the term of the associated debt.

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

RECENTLY ISSUED ACCOUNTING STANDARDS -

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

(3) CONVERTIBLE DEBENTURES AND NOTES PAYABLE

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

The Company assumed a judgment of $281,000 from Accord. The Company and the third party agreed to convert the judgment into a convertible debenture that matures in May 18, 2006 and bears interest at 2% per annum. The debentures are convertible at the lower of $.35 per share or 65% of the average of the lowest three inter-day trading prices of the previous 20 trading days. The debentures contained a beneficial conversion feature and under generally accepted accounting principles, the intrinsic value of the beneficial conversion feature was recorded as a discount to the related debentures. The discount was determined to be $183,077 and was amortized as interest expense at inception as the debentures were convertible upon issuance.

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

(4) COMMMITMENTS AND CONTINGENCIES

During 2001, the Company entered into an agreement with a third party operator of oil and gas properties whereby the third party will provide equipment and services to the Company to assist the Company in the operation and production of its properties. The agreement requires the Company to pay $400,000 for these services to be performed over a one-year period beginning August 11, 2001. Through March 31, 2002, the Company had paid $50,000 under this agreement.

The Company is subject to routine litigation during the normal course of business. The Company believes that the outcome of pending litigation will not have a material adverse effect on its financial position or results of operations.

(5) INCOME TAXES

The Company recorded a deferred tax benefit of approximately $95,700 for the three-month period ended March 31, 2002. A valuation allowance has been provided for the full amount of this benefit.

(6) NET LOSS PER SHARE

Net (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the year. Debentures convertible to 27,372,000 common shares and warrants exercisable for 750,000 common shares were not considered in the calculation for diluted earnings per share for the three months ended March 31, 2002 because the effect of their inclusion would be anti-dilutive. The following presents the computation of basic and diluted earnings per share from continuing operations:

                                                                            Per
                                         Income/(Loss)       Shares        Share
                                         -------------       ------        -----
Net Income (Loss)                         $  (239,316)
  Discontinued operations                          --
  Extraordinary income                             --
                                          -----------
Income from continuing operations            (239,316)

BASIC EARNINGS (LOSS) PER SHARE:
  Loss available to Common Shareholders   $  (239,316)     248,778,497      $ 0

EFFECT OF DILUTIVE SECURITIES: N/A

DILUTED EARNINGS (LOSS) PER SHARE         $  (239,316)     248,778,497      $ 0

* less than $0.01 per share

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

On May 18, 2001, Enpetro entered into an Agreement and Plan of Reorganization in which, it was acquired by Accord Advanced Technologies, Inc. ("Accord"). Accord had previously been a reconditioner and modifier of multi-chamber semiconductor equipment. Accord is a publicly traded company. Accord's only operating subsidiary filed to liquidate under Chapter 7 of the United States Bankruptcy Code in 2000 and had no operations at the time of the merger. The Agreement and Plan of Reorganization stipulated that Accord acquire all of the outstanding voting shares of Enpetro for 228,000,000 post reverse split common shares of the Accord. The shareholders of Enpetro held an interest of approximately 92% in Accord effective with the acquisition. A name change occurred at the time of the acquisition from Accord Advanced Technologies, Inc. to Central Utilities Production Corp. . In order to facilitate the agreement it was also required to increase the number of authorized shares to 500,000,000. The agreement also called for the resignation of the registrant's President and CEO, a reverse stock split of two shares of the old company for 1 share of the new company.

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

RESULTS OF OPERATIONS

The company had an operating loss for the three months ended March 31, 2002 of $(186,182). The company's net loss was $(239.316) for the three months ended March 31, 2002.

The company's earnings per share, on a fully diluted basis, for the three months ending March 31, 2002 is less than $0.01 per share.

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

Lease operating expenses includes personnel costs, costs of third party operator and other maintenance and operating costs. General and administrative expenses primarily includes professional fees and travel expenses.

Capital reserves at March 31, 2002 were positive and the company has adequate working capital to continue its operations at its present level. The Company plans to increase working capital through the sale of stock as well as strategic mergers or acquisitions in the industry to increase revenue and cash flow.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a working capital deficit of $1,471,532 as of March 31, 2002. The Company is attempting to restructure and extend $1,000,000.00 of convertible debentures. Supplementally, management believes that the debentures will ultimately be converted to common stock. However, there can be no assurances that the debt will be restructured or converted.

The Company used $148,505 of cash in its operations for the three months ended March 31, 2002. As the Company increases its volume of business, liquidity will be affected by requirements to carry larger accounts receivable and inventory balances. Generally, inventories are not significant relative to sales volume. The Company has experienced a quick turnover of its accounts receivable.

The Company used $90,643 of cash in investing activities for the three months ended March 31, 2002, primarily for the purchase of oil and gas properties and related equipment. The Company will continue to require capital to acquire equipment in order to increase its production volumes.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

None during this reporting period

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

                               Central Utilities Production, Corporation


June 6, 2002                   By /s/ Stan Dedmon
                                  ------------------------------------
                                  Stan Dedmon
                                  Director and President