Form 10QSB/A
period 2001-06-30
CENTRAL UTILITIES PRODUCTION CORP
filed 2002-06-26
CIK 1072229

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10 QSB/A
                                 Amendment No. 1

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


For the Quarter Ended June 30, 2001               Commission File Number 0-27187


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] YES [ ] NO

Number of shares outstanding of each of the issuer's classes of common equity, as of August 10, 2001: 247,850,152

Transitional Small Business Disclosure Format: [ ] Yes [X] No

                    Central Utilities Production Corporation

                                     INDEX

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

          Consolidated Balance Sheet at June 30, 2001                        1

          Consolidated Statements of Operations for the three
          months and six months ended June 30, 2001 and 2000                 2

          Consolidated Statements of Cash Flows for the six
          months ended June 30, 2001 and 2000                                4

          Notes to financial Statements                                      6

Item 2 - Management's Discussion and Analysis                                9

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                   11

Item 2. Changes in Securities and Use of Proceeds                           11

Item 3. Default Upon Senior Securities                                      11

Item 4. Submission of Matters to a Vote of Security Holders                 11

Item 5. Other Information                                                   11

Item 6. Exhibits and Reports on Form 8-K                                    12

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
                                                                   ------------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.0001 par value, 3,000,000 shares
   authorized, none issued
  Common stock, $.0001 par value, 47,000,000 shares
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
                                                                   ============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                       CENTRAL PRODUCTION UTILITIES, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE AND SIX MONTHS ENDED JUNE 30,

                                                          Three months ended                Six months ended
                                                               June 30,                          June 30,
                                                     ---------------------------      ---------------------------
                                                         2001            2000             2001            2000
                                                     -----------     -----------      -----------     -----------
SALES                                                $    12,318     $        --      $    12,318     $        --

COST OF SALES                                              7,433              --            7,433              --
                                                     -----------     -----------      -----------     -----------

      Gross profit                                         4,885              --            4,885              --
                                                     -----------     -----------      -----------     -----------
OTHER (INCOME) AND EXPENSES
  General and administrative expense                     133,329          76,533          134,406         149,081
  Interest expense                                       355,256         250,564          370,256         258,827
  Settlement expense                                          --         500,000          500,000
  Other income                                                --
                                                     -----------     -----------      -----------     -----------

      Total other expense (income)                       488,585         827,097          504,662         907,908
                                                     -----------     -----------      -----------     -----------
INCOME (LOSS) BEFORE INCOME TAXES, DISCONTINUED
 OPERATIONS AND EXTRAORDINARY ITEM                      (488,585)       (827,097)        (504,662)       (907,908)

DISCONTINUED OPERATIONS
                                                              --        (834,706)           3,371        (747,973)

INCOME TAX (PROVISION) BENEFIT                                --              --               --              --
                                                     -----------     -----------      -----------     -----------

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM             (488,585)     (1,661,803)        (501,291)     (1,655,881)

EXTRAORDINARY ITEM - NET GAIN ON LIABILITIES TO BE
 DISCHARGED IN BANKRUPTCY (net of income taxes of
 $-0- and $-0- )                                              --              --               --              --
                                                     -----------     -----------      -----------     -----------

NET INCOME (LOSS)                                    $  (488,585)    $(1,661,803)     $  (501,291)    $(1,655,881)
                                                     ===========     ===========      ===========     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                       CENTRAL PRODUCTION UTILITIES, INC.

                   FOR THE THREE AND SIX MONTHS ENDED JUNE 30,


                                                     Three months ended                 Six months ended
                                                          June 30,                           June 30,
                                                -----------------------------       -----------------------------
                                                    2001              2000              2001              2000
                                                -----------       -----------       -----------       -----------
NET INCOME (LOSS) PER COMMON SHARE
  Basic:
    Before discontinued operations and
     extraordinary item                         $          *      $          *     $          *      $          *
    Discontinued operations                                *                --                *                --
    Extraordinary item                                    --                --               --                --
                                                ------------      ------------     ------------      ------------

       Total                                    $          *      $          *     $          *      $          *
                                                ============      ============     ============      ============
  Diluted:
    Before discontinued operations and
     extraordinary item                         $          *      $          *     $          *      $          *
    Discontinued operations                                *                --                *                --
    Extraordinary item                                    --                --               --                --
                                                ------------      ------------     ------------      ------------


       Total                                    $          *      $          *     $          *      $          *
                                                ============      ============     ============      ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  Basic                                          237,816,009       228,000,000      232,935,121       228,000,000
                                                ============      ============     ============      ============
  Diluted                                        237,816,009       228,000,000      232,935,121       228,000,000
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
                                                                                ===========       ===========

              The accompanying notes are an integral part of these
                        consolidated financial statements

                       CENTRAL PRODUCTION UTILITIES, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,

                                                                                   2001              2000
                                                                                -----------       ----------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Machinery and equipment acquired under capitalized leases                     $        --       $   24,135
                                                                                ===========       ==========
  Book value of net assets transferred in connection with reverse merger
   consummated by issuance of common stock                                      $43,622,093       $       --
                                                                                ===========       ==========

                       CENTRAL PRODUCTION UTILITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001

STATEMENT OF INFORMATION FURNISHED

The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of June 30, 2001, and the results of operations for the three and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 2000 financial statements included in Form 10-KSB.

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

(3) CONVERTIBLE DEBENTURES AND NOTES PAYABLE

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

PLAN OF OPERATIONS

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

Based upon the report of an independent petroleum engineer who is also a certified professional geologist the net present value of the oil and gas assets of the company, after substantial discounts, totals $26,112,698.

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

                            PART II - OTHER INFORMATION

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

   Stanley Dedmon
   William Trantham
   Carl P. Ranno

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     3.1 Amendment to Articles of Incorporation Dated May 24, 2001 changing the registrant's name to Central Utilities Production Corporation and the authorized common shares to 500,000,000. Incorporated by reference to the Form 10-QSB filed with the Commission on August 14, 2001.

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

                                  Central Utilities Production Corporation


June 18, 2002                     By /s/ Stan Dedmon
                                    ------------------------------
                                    Stan Dedmon
                                    Director and President