Form 10QSB/A
period 2001-09-30
CENTRAL UTILITIES PRODUCTION CORP
filed 2002-06-27
CIK 1072229

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

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
                                                                   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                       CENTRAL UTILITIES PRODUCTION CORP.

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                          Three months ended               Nine months ended
                                                             September 30,                   September 30,
                                                     ---------------------------     ---------------------------
                                                         2001            2000            2001            2000
                                                     -----------     -----------     -----------     -----------
SALES                                                $    52,792     $        --     $    65,110     $        --

COST OF SALES                                            102,990              --         110,423              --
                                                     -----------     -----------     -----------     -----------

      Gross profit                                       (50,198)             --         (45,313)             --
                                                     -----------     -----------     -----------     -----------
OTHER (INCOME) AND EXPENSES
  General and administrative expense                      87,347          77,154         221,753         224,180
  Interest expense                                        30,938         445,353         401,194         513,490
  Settlement expense                                          --              --              --         500,000
  Other income                                                --              --              --              --
                                                     -----------     -----------     -----------     -----------

      Total other expense (income)                       118,285         522,507         622,947       1,237,670
                                                     -----------     -----------     -----------     -----------
INCOME (LOSS) BEFORE INCOME TAXES, DISCONTINUED
 OPERATIONS AND EXTRAORDINARY ITEM                      (168,483)       (522,507)       (668,260)     (1,237,670)

DISCONTINUED OPERATIONS
                                                              --        (275,467)          3,371      (1,216,185)

INCOME TAX (PROVISION) BENEFIT                                --              --              --              --
                                                     -----------     -----------     -----------     -----------

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM             (168,483)       (797,974)       (664,889)     (2,453,855)

EXTRAORDINARY ITEM - NET GAIN ON LIABILITIES TO BE
 DISCHARGED IN BANKRUPTCY (net of income taxes of
 $-0- and $-0- )                                              --              --              --              --
                                                     -----------     -----------     -----------     -----------

NET INCOME (LOSS)                                    $  (168,483)    $  (797,974)    $  (664,889)    $(2,453,855)
                                                     ===========     ===========     ===========     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                       CENTRAL UTILITIES PRODUCTION CORP.

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


                                                      Three months ended                 Nine months ended
                                                         September 30,                     September 30,
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
                                                                  ===========       ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                       CENTRAL UTILITIES PRODUCTION CORP.

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                                     2001           2000
                                                                 -----------      ---------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
  Machinery and equipment acquired under capitalized leases      $        --      $  24,135
                                                                 ===========      =========
  Oil and gas properties acquired by note payable                $   125,000      $      --
                                                                 ===========      =========
  Book value of net assets transferred in connection with        $43,622,093      $      --
                                                                 ===========      =========
SUPPLLEMENTAL CASH FLOW INFORMATION:
  Income taxes paid                                              $         0      $       0
                                                                 ===========      =========
  Interest paid                                                  $       938      $  82,339
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

Enpetro acquired certain oil and gas properties for the issuance of its common shares. The value of the transaction was determined on the basis of the estimated fair value of those oil and gas properties, primarily interest in oil and gas leases. The valuation was assessed by an outside party certified to be a specialist in determining oil and gas reserves and valuation of the related properties. The value was determined to be$26,112,698.

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

RESULTS OF OPERATIONS

The company had an operating loss for the three months ended September 30, 2001 of $(50,198) and $(45,313) for the nine months ending September 30, 2001.

The company's net loss was $(207,233) for the three months ended September 30, 2001 and $(797,974) for the three months ended September 30, 2000. The net loss for nine months ended September 30, 2001 was $(910,156) compared to $(2,453,855) for the nine month period ending on September 30, 2000.

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

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

ADDITIONAL FINANCING

The Company will require additional financing to achieve growth in operations.

COMPETITION

The Company faces competition from many sources, most of which are larger and have significantly more resources than the Company.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

                                     Central Utilities Production Corporation


June 20, 2002                       By /s/ Stan Dedmon
                                       --------------------------------------
                                       Stan Dedmon
                                       Director and President