Form 10QSB
period 2002-06-30
CENTRAL UTILITIES PRODUCTION CORP
filed 2002-09-03
CIK 1072229

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

For the Quarter Ended June 30, 2002               Commission File Number 0-27187

       Nevada                                          88-0361127
(State of Incorporation)                 (I.R.S. Employer Identification Number)


                  1039 North I-35 #301 Carrollton, Texas 75006.
           (Address of Principal Executive Offices Including Zip Code)

                                 (972) 446 3775
                           (Issuers Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] YES [ ] NO

Number of shares outstanding of each of the issuer's classes of common equity, as of August 27, 2002: 248,778,497

Transitional Small Business Disclosure Format:  [  ] Yes  [X] No

                    Central Utilities Production Corporation

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

     Item 1. - Financial Statements

          Consolidated Balance Sheet at June 30, 2002                        2

          Consolidated Statement of Operations for the three
          month and six month periods ended June 30, 2002                    3

          Consolidated Statement of Cash Flows for the six
          months ended June 30, 2002                                         5

          Notes to Consolidated Financial Statements                         6

     Item 2. - Management's Discussion and Analysis                         12

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                              17

     Item 2. Changes in Securities and Use of Proceeds                      17

     Item 3. Default Upon Senior Securities                                 17

     Item 4. Submission of Matters to a Vote of Security Holders            17

     Item 5. Other Information                                              17

     Item 6. Exhibits and Reports on Form 8-K                               18

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CENTRAL UTILITIES PRODUCTION CORP.

CONSOLIDATED BALANCE SHEET
JUNE 30, 2002
--------------------------------------------------------------------------------

ASSETS                                                              Unaudited

CURRENT ASSETS
  Cash                                                             $     21,874
  Accounts receivable                                                    26,619
  Inventories                                                             7,632
                                                                   ------------
       Total current assets                                              56,125
                                                                   ------------

OIL AND GAS PROPERTIES, at cost (full cost method):
  Proved properties                                                  26,237,688
  Unproved properties                                                    55,729
  Less accumulated amortization                                         (75,405)
                                                                   ------------
       Net oil and gas properties                                    26,218,012
OTHER OPERATING PROPERTY AND EQUIPMENT                                  489,140
OTHER ASSETS                                                             35,050
                                                                   ------------
TOTAL ASSETS                                                       $ 26,798,327
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
  Accounts payable                                                 $     81,650
  Accrued liabilities                                                   229,878
  Current maturities of long-term debt                                  316,548
  Current maturities of convertible debentures                        1,000,000
                                                                   ------------
       Total current liabilites                                       1,628,076
                                                                   ------------

LONG-TERM DEBT NET OF CURRENT MATURITIES                                526,577

CONVERTIBLE DEBENTURES, NET OF CURRENT MATURITIES                       340,000
                                                                   ------------
       Total liabilities                                              2,494,653
                                                                   ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.0001 par value, 3,000,000 shares
   authorized, none issued                                                   --
  Common stock, $.0001 par value, 500,000,000 share
   authorized, 248,778,497 issued and outstanding                        24,878
  Paid in capital                                                    25,725,823
  Accumulated deficit                                                (1,447,027)
                                                                   ------------
       Total stockholders' equity (deficit)                          24,303,674
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 26,798,327
                                                                   ============

                   The accompanying notes are an integral part of this consolidated financial statement.

CENTRAL UTILITIES PRODUCTION CORP.

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND-SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001
--------------------------------------------------------------------------------

                                                Three months ended June 30,     Six months ended June 30,
                                               ----------------------------    --------------------------
                                                   2002            2001           2002            2001
                                               -----------      -----------    -----------     -----------
                                               (Unaudited)      (Unaudited)    (Unaudited)     (Unaudited)
SALES                                           $  86,277       $  12,318       $ 153,877       $  12,318
                                                ---------       ---------       ---------       ---------
COSTS AND EXPENSES:
  Lease operating expense                          59,428           7,433         152,180           7,433
  General and administrative expense               66,032         138,214         163,812         139,291
  Depreciation, depletion and amortization         60,000              --         123,250              --
                                                ---------       ---------       ---------       ---------
       Total costs and expenses                   185,460         145,647         439,242         146,724

OPERATING LOSS                                    (99,183)       (133,329)       (285,365)       (134,406)
                                                ---------       ---------       ---------       ---------
OTHER (INCOME) AND EXPENSES
  Interest expense                                 52,400         355,256         105,924         370,256
  Settlement expense                                   --              --              --              --
  Other income                                        (13)             --            (404)             --
                                                ---------       ---------       ---------       ---------

       Total other expense (income)                52,387         355,256         105,520         370,256
                                                ---------       ---------       ---------       ---------

LOSS BEFORE INCOME TAXES AND                     (151,570)       (488,585)       (390,885)       (504,662)
 DISCOUNTED OPERATIONS

DISCONTINUED OPERATIONS                                --              --              --           3,371

INCOME TAX (PROVISION) BENEFIT                         --              --              --              --
                                                ---------       ---------       ---------       ---------

NET LOSS                                        $(151,570)      $(488,585)      $(390,885)      $(501,291)
                                                =========       =========       =========       =========

                  The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL UTILITIES PRODUCTION CORP.

FOR THE THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 2002 AND 2001
--------------------------------------------------------------------------------

                                                Three months ended June 30,       Six months ended June 30,
                                               ----------------------------      ---------------------------
                                                   2002            2001             2002             2001
                                               -----------      -----------      -----------      -----------
                                               (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)

NET INCOME (LOSS) PER COMMON SHARE
  Basic                                        $          *     $          *     $          *     $          *
                                               ============     ============     ============     ============

  Diluted                                      $          *     $          *     $          *     $          *
                                               ============     ============     ============     ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  Basic                                         248,778,497      237,816,009      248,778,497      232,935,121
                                               ============     ============     ============     ============

  Diluted                                       248,778,497      237,816,009      248,778,497      232,935,121
                                               ============     ============     ============     ============

* Less than $0.01 per share.

                  The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL UTILITIES PRODUCTION CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
--------------------------------------------------------------------------------

                                                                        Six months ended June 30,
                                                                     --------------------------------
                                                                        2002                 2001
                                                                     -----------          -----------
                                                                     (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $   (390,885)      $   (501,291)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and depletion                                            86,250                 --
    Amortization of debt discount                                             --            333,333
    Amortization of deferred financing costs                              37,000                 --
  Changes in assets and liabilities, net of business acquired:
    Accounts receivable                                                  (11,046)           (12,318)
    Inventories                                                            9,061                 --
    Other assets                                                              --             (5,000)
    Accounts payable                                                       8,689            (24,928)
    Accrued liabilities                                                   93,400             41,808
                                                                    ------------       ------------
        Net cash used in operating activities                           (167,531)          (168,396)
                                                                    ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of oil and gas properties                                     (82,716)          (237,000)
  Purchase of property and equipment                                     (16,776)           (13,378)
                                                                    ------------       ------------
        Net cash used in investing activities                            (99,492)          (250,378)
                                                                    ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of convertible debentures                                --            500,000
  Principal payments on long-term debt                                   (41,293)                --
                                                                    ------------       ------------
        Net cash used in financing activities                            (41,293)           500,000
                                                                    ------------       ------------

DECREASE IN CASH                                                        (308,316)            81,226

CASH, BEGINNING OF PERIOD                                                330,190             28,116
                                                                    ------------       ------------

CASH, END OF PERIOD                                                 $     21,874       $    109,342
                                                                    ============       ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                     $     12,524       $         --
                                                                    ============       ============
  Book value of net assets transferred in connection with
   reverse merger consummated by issuance of common stock           $         --       $ 26,112,698
                                                                    ============       ============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                       CENTRAL UTILITIES PRODUCTION CORP.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

STATEMENT OF INFORMATION FURNISHED

     The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of June 30, 2002, and the results of operations for the three and six month periods ended June 30, 2002 and cash flows for the six month period ended June 30, 2002. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 2001 financial statements included in Form 10-KSB.

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

     The Company had no operations prior to May 2001.

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

     All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. There were no such impairments identified during the interim periods ended June 30, 2002 and 2001.

     In addition, the capitalized costs are subject to a "ceiling test", which basically limits such costs to the aggregate of the "estimated present value," discounted at a 10-percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

     Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income. Abandonments of properties are accounted for as adjustments of capitalized costs with no loss recognized. There were no sales or abandonments during the interim periods ended June 30, 2002 and 2001.

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

     DEFERRED FINANCING COSTS -Deferred financing costs included in other assets of $26,000, net of $74,000 of accumulated amortization, are being amortized using the effective interest method over the term of the associated debt.

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

     RECENTLY ISSUED ACCOUNTING STANDARDS - On June 29, 2001, SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, were issued by the FASB. SFAS No. 141 states that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method of accounting; use of the pooling-of-interests method is prohibited. SFAS 142 supersedes Accounting Principal Board Opinion 17, "Intangible Assets" and was effective for fiscal years beginning after December 15, 2001. SFAS 142 requires companies to cease amortization of goodwill, replacing amortization with an annual impairment test. The Company does not have any goodwill as of June 30, 2002 and does not believe that adoption of this standard will have any impact.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement was effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

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

     The Company is currently negotiating with the debenture holders and expects to extend the maturity dates of the convertible debentures that were due May 31, 2002. However, the debentures are in default and have been classified as current liabilities in the accompanying balance sheet.

(4) COMMMITMENTS AND CONTINGENCIES

     During 2001, the Company entered into an agreement with a third party operator of oil and gas properties whereby the third party will provide equipment and services to the Company to assist the Company in the operation and production of its properties. The agreement requires the Company to pay $400,000 for these services to be performed over a one-year period beginning August 11, 2001. Through June 30, 2002, the Company had paid $50,000 under this agreement.

     The Company is subject to routine litigation during the normal course of business. The Company believes that the outcome of pending litigation will not have a material adverse effect on its financial position or results of operations.

(7) INCOME TAXES

     The Company recorded a deferred tax benefit of approximately $156,000 for the six-month period ended June 30, 2002. A valuation allowance has been provided for the full amount of this benefit.

(8) NET LOSS PER SHARE

     Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. Debentures convertible to 27,372,000 common shares and warrants exercisable for 750,000 common shares were not considered in the calculation for diluted earnings per share for the six months ended June 30, 2002 because the effect of their inclusion would be anti-dilutive. The following presents the computation of basic and diluted earnings per share from continuing operations:

                                     Income/(Loss)                          Income/(Loss)
                                      Six months                            Three months
                                       June 30,                   Per         June 30,                     Per
                                        2002          Shares     Share          2002          Shares      Share
                                        ----          ------     -----          ----          ------      -----
Net Income (Loss)                    $ (390,855)                             $ (151,570)
  Discontinued operations                    --                                      --
  Extraordinary income                       --                                      --
                                     ----------                              ----------
Income from continuing operations      (390,855)                               (151,570)

BASIC EARNINGS (LOSS) PER SHARE:
  Loss available to Common
   Shareholders                      $ (390,855)    248,778,497   $    *      $ (151,570)   248,778,497   $    *
                                     ==========                   ======      ==========                  ======

EFFECT OF DILUTIVE SECURITIES:           N/A                          --          N/A                         --

DILUTED EARNINGS (LOSS) PER SHARE    $ (390,855)    248,778,497   $    *      $ (151,570)   248,778,497   $    *
                                     ==========                   ======      ==========                  ======

* less than $0.01 per share

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

Upon the settlement with GEM and Successways and the merger with Enpetro, two existing debenture holders of the registrant, AJW Partners, LLC. and New Millennium Capital Partners II, LLC. purchased a total of $500,000 in new 12% convertible debentures due May 31, 2002. As of August 28, 2002 the debentures have not been converted nor has there been a claim of default. The holders were also granted a total of 250,000 warrants at $.253 per share. The registrant and the debenture holders executed a second amendment to the original Secured Convertible Purchase Debenture Agreement.

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

The company will register the shares underlying the above Convertible
Debentures.

On May 23, 2001 the company was deleted from trading on the OTC BB and is now quoted on the Pink Sheets. The quote may be found on www.pinksheets.com.

RESULTS OF OPERATIONS

The company had an operating loss for the three months ended June 30, 2002 of $(127,947) and $(314,129) for six months ended June 30, 2002. The company's net loss was $(151,570) for the three months ended June 30, 2002 and $(390,885) for six months ended June 30, 2002. The Company continues to develop its oil and gas reserves. The operating wells are producing small volumes and the Company will continue to attempt to increase production from its existing properties. Volumes were relatively consistent in the first and second quarters of 2002. There was some increase in production as the Texas properties came online. However, the net price for product was slightly lower in the second quarter. Revenue in the three and six months ended June 30, 2001 is not comparable because production did not begin until late June 2001.

General and administrative expenses were $66,032 and $163,812 for the three and six months ended June 30, 2002, compared to $138,214 and $139,291 for the three and six months ended June 30, 2001. These expenses were higher in the second quarter of 2001 due to expenses associated with the merger with Enpetro.

Interest expense was $52,400 and $105,924 for the three and six months ended June 30, 2002, compared to $355,256 and $370,256 for the three and six months ended June 30, 2001. These expenses were higher in the second quarter of 2001 due to the amortization of the beneficial conversion feature on the convertible debt.

Lease operating expenses includes personnel costs, costs of third party operator and other maintenance and operating costs. General and administrative expenses primarily includes professional fees and travel expenses.

The Company's loss per share, on a fully diluted basis, for the three and six months ending June 30, 2002 was less than $0.01 per share.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has a working capital deficit of $1,571,951 as of June 30, 2002. The Company is in default of the convertible debenture agreements and is attempting to restructure and extend the $1,000,000 in default the. Supplementally, management believes that the debentures will ultimately be converted to common stock. However, there can be no assurances that the debt will be restructured or converted. Management has communicated with the holders of the convertible debentures and continues to do so to keep the creditors informed on the Company's intentions as they relate to the debt.

The Company used $167,531 of cash in its operations for the six months ended June 30, 2002. As the Company increases its volume of business, liquidity will be affected by requirements to carry larger accounts receivable and inventory balances. Generally, inventories are not significant relative to sales volume. The Company has experienced a quick turnover of its accounts receivable.

The Company used $99,492 of cash in investing activities for the six months ended June 30, 2002, primarily for the purchase of oil and gas properties and related equipment. The Company will continue to require capital to acquire equipment in order to increase its production volumes.

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

The marketability of our current oil and gas reserves or of reserves, which we may acquire or discover, may be affected by numerous factors beyond our control. These factors include fluctuations in product markets and prices, the proximity and capacity of pipelines to our oil and gas reserves, our ability to finance exploration and development costs and the availability of processing equipment. Additional factors are engineering and construction delays, difficulties and hazards resulting from unusual or unexpected geological or environmental conditions, or to the conditions involved in drilling and operating wells.

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

                            PART II OTHER INFORMATION

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

None during this reporting period

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    99.1 Certification by the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

    99.2   Certification by the Acting Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

    The Company filed a Form 8-K/A on June 26, 2002 amending the pro forma filed on June 27, 2001.

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.

                              Central Utilities Production, Corporation


August 28, 2002               By /s/ Stan Dedmon
                                ----------------------------------------
                                Stan Dedmon
                                Director and President